Form 10-K
period 1997-12-31
R&B FALCON CORP
filed 1998-03-31
CIK 1045361

============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ________________

                                 FORM 10-K
(Mark One)
 _X_    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended December 31, 1997
                               OR
 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to ___________.

                        Commission File No. 1-13729

                          R&B FALCON CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                   76-0544217
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                   901 Threadneedle, Houston, TX  77079
           (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code   281-496-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                Name of Each Exchange
   Title of Each Class                           on Which Registered
   -------------------                           -------------------
Common Stock, $.01 par value                    New York Stock Exchange
Series A Junior Participating
 Preferred Stock Purchase Rights                New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
             NONAFFILIATES ON MARCH 23, 1998 - $4,461,232,007

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                        ON MARCH 23, 1998 - 165,016,297

                    DOCUMENTS INCORPORATED BY REFERENCE
 1)  Proxy Statement for Annual Meeting of Stockholders to be held on May
                            19, 1998 - Part III

=============================================================================

                       TABLE OF CONTENTS
                       -----------------

                             PART I
                             ------
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                            PART II
                            -------
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
            Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

                            PART III
                            --------
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                            PART IV
                            -------
Item 14. Exhibits, Financial Statements and Reports on Form 8-K

Signatures

                 ________________________________________

                FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

This Annual Report on Form 10-K may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.

                             PART I

Item 1. Business and Item 2. Properties

                                The Company

   R&B Falcon Corporation ("R&B Falcon"), a Delaware corporation, was incorporated in July 1997. Prior to December 31, 1997, R&B Falcon did not own any material assets or conduct any business. Effective on December 31, 1997, pursuant to an Agreement and Plan of Merger dated as of July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), a Delaware corporation incorporated in 1991, and Reading & Bates Corporation ("R&B"), a Delaware corporation incorporated in 1955, became wholly owned subsidiaries of R&B Falcon (the "Merger"). In the Merger, each outstanding share of common stock of Falcon was converted into one share of common stock of R&B Falcon and each outstanding share of common stock of R&B was converted into 1.18 shares of common stock of R&B Falcon. The above transaction has been accounted for as a pooling of interests and the consolidated financial statements for the periods presented have been restated to include the accounts of Falcon and R&B. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by R&B Falcon and its subsidiaries.

   Falcon is a provider of contract drilling and workover services for the domestic and international oil and gas industry. Falcon was formed in 1991. Falcon's fleet consists of barge drilling rigs, barge workover rigs, jack-ups, submersibles and drillships. Falcon's barge rig fleet is the largest in the world. Falcon also owns tugboats, crewboats and utility barges, which are primarily used in conjunction with its barge drilling and workover operations. Falcon's fleet operates in the U. S. Gulf Coast and Gulf of Mexico, Brazil, Indonesia, Southeast Asia, Venezuela and West Africa.

   R&B is a provider of contract drilling and other related services in major offshore oil and gas producing areas worldwide. R&B began as one of the first offshore contract drillers in 1956. R&B's fleet consists of semisubmersibles, a semisubmersible support vessel, drillships, jack-ups, drilling tenders and a floating production vessel. R&B's fleet is internationally diversified with drilling units located in the U. S. Gulf of Mexico and in various parts of the world, including in waters offshore Angola, Australia, Egypt, Indonesia, Italy, Nigeria, United Arab Emirates, and the United Kingdom.

                            Business - General

   The Company's primary business is providing marine contract drilling and ancillary services on a worldwide basis.

   The Company provides the equipment and personnel for drilling wells and conducting workover operations on wells in marine environments. Drilling operations essentially involve the boring of a hole in the earth's crust with the objective of locating hydrocarbon reservoirs. Workover operations involve efforts to repair damage to, or stimulate production from, an existing well. Drilling operations in general require heavier and more powerful equipment due to the weight of the drillpipe and downhole equipment involved and the potential pressures that may be encountered while drilling through rock formations. Most of the Company's rigs are capable of providing both drilling and workover services, although certain of such rigs are limited in the depth of wells that they can drill, and as a result engage primarily in workover operations.

   The Company owns and operates power vessels and barges used to transport and store equipment, material and personnel. These assets are primarily deployed in the barge rig business, for example, moving barge rigs to and from their operating location, transporting materials and personnel to barge rigs, and providing storage adjacent to barge rigs for equipment, materials, and drill cuttings. The Company also engages to a minor extent in providing such equipment for ocean transportation of materials and in connection with marine construction projects.

   In February 1996, the Company and Intec Engineering, Inc., formed a joint venture named Total Offshore Production Systems (TOPS). TOPS provides complete field development engineering services on a turnkey basis to operators desiring to contract field developments through a single provider. TOPS utilizes a pre-approved group of preferred contractors and manufacturers to meet its contractual commitments on time and within budgeted limits.

   The Company, primarily through its subsidiary Reading & Bates Development Co. ("DEVCO"), engages in exploration for oil and gas. In March 1998, the Company decided to divest itself of this business, and intends to complete this divestiture prior to March 1999. The Company's oil and gas business has been accounted for as a discontinued operation in the financial statements included in this report. See Note L of Notes to Consolidated Financial Statements.

                                 Strategy

   Contract Drilling and Related Services. The Company's overall strategy is to enhance its competitive positions in markets that generate superior long term returns.

   A major element of the Company's strategy involves the expansion of its deepwater fleet. The Company believes that the major oil companies of the world will continue to increase their exploration efforts in deepwater areas for two reasons. First, improvements in technology have made production of hydrocarbons from these areas more economically viable. Second, the number of significant reservoirs remaining undiscovered in shallow waters continues to dwindle, leading operators to move into deeper waters in their efforts to find hydrocarbon reserves. The Company's deepwater fleet consists of eight semisubmersibles and five drillships that are currently operating. In addition, the Company has two semisubmersibles and seven drillships undergoing construction or upgrade. The Company's focus on deepwater equipment also allows it to obtain long-term contracts that serve as a balance to the short-term contracts prevalent in the shallower water markets.

   A second element of the Company's strategy involves the refurbishment and return to operational status of non-operational barge rigs in response to increasing demand. The Company returned four barge rigs to service in 1997, and anticipates activating an additional five barge rigs during 1998.

   The Company seeks opportunities to provide services related to its core drilling business. In 1997, the Company entered the inland marine transportation business, purchasing tugs and utility barges that it uses primarily in conjunction with its barge rig fleet. The Company also owns a floating production storage and shuttle vessel.

   The Company has from time to time in the past engaged in preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the marine drilling industry. The Company will also continue to consider the selective acquisition of drilling rigs and other assets.

   Hydrocarbon Exploration. DEVCO engages in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties. The Company is able, from time to time, to acquire such interests as a result of being able to provide access to the Company's rigs and to the services provided by TOPS. The Company expects to divest its oil and gas business during 1998 and this business is treated as a discontinued operation in the Company's financial statements.

                   Significant Developments During 1997

   The most significant development for the Company during 1997 was the business combination of R&B and Falcon to create the Company. As a result of the Merger, the Company is one of the largest marine drilling contractors in the world.

   The following are the other significant developments that occurred in 1997:

 1. The construction of the dynamically positioned drillship "DEEPWATER PATHFINDER" continued on schedule. This drillship is owned by a limited liability company which is in turn owned 50% by the Company and 50% by an affiliate of Conoco, Inc. The estimated cost of the drillship is approximately $ 235.0 million plus capitalized interest. Immediately following delivery of the drillship from the shipyard, which is expected to be in the fourth quarter of 1998, the drillship is contracted for five years to Conoco.

 2. The Company and an affiliate of Conoco, Inc. formed a limited liability company (owned 60% by the Company) to build and operate a dynamically positioned drillship (the "DEEPWATER FRONTIER"). The estimated cost of the drillship is approximately $240.0 million plus capitalized interest. Immediately following delivery of the drillship from the shipyard, which is expected to be in the first quarter of 1999, the drillship is contracted for five years. During the initial five years, the drillship will be contracted to an affiliate of Conoco Inc. for an aggregate of 2.5 years and to the Company for operations for its own account for the remaining 2.5 years.

 3. The Company commenced construction of a dynamically positioned drillship (tentatively called "DRILLSHIP III"). The estimated cost of the drillship is approximately $245.0 million plus capitalized interest. Immediately following delivery of the drillship from the shipyard, which is expected to be in the third quarter of 1999, the drillship is committed for a minimum of 2.5 years over a five year period with Statoil. Statoil has an option, exercisable by May 1998, to increase its commitment from the 2.5 year minimum up to the total five year period.

 4. The Company commenced construction of a new generation ultra deepwater moored semisubmersible, the "RBS-6". The estimated cost of the unit is approximately $280.0 million plus capitalized interest. Immediately following the delivery of the unit from the shipyard, which is expected to be in the first quarter of 2000, the unit is committed under a letter of intent for five years to Shell.

 5. The construction of the dynamically positioned drillship "PEREGRINE IV" continued satisfactorily. The estimated cost of the drillship is approximately $160.0 million plus capitalized interest. Immediately following delivery of the drillship from the shipyard, which is expected to be in the fourth quarter of 1998, the drillship is contracted for six years to Petrobras.

 6. The Company purchased an oil/bulk/ore carrier (renamed "PEREGRINE VI") for $7.5 million and commenced the conversion of this vessel to a drillship. The conversion is estimated to cost approximately $192.5 million plus capitalized interest. Immediately following the delivery of the drillship from the shipyard, which is expected to be in the first quarter of 1999, the drillship is contracted for three years (with two one-year extensions) to Mobil/Phillips.

 7. The Company purchased a drillship (renamed "PEREGRINE VII") for $33.8 million and commenced the upgrade and refurbishment of the drillship. The upgrade and refurbishment is estimated to cost approximately $120.0 million plus capitalized interest. Immediately following the delivery of the drillship from the shipyard, which is expected to be in the fourth quarter of 1998, the drillship is contracted for three years (with five one- year extensions) to Amoco.

 8. The Company purchased an oil/bulk/ore carrier (renamed "PEREGRINE VIII") for $9.2 million and commenced the conversion of this vessel to a drillship. The conversion is estimated to cost approximately $190.8 million plus capitalized interest. Immediately following the delivery of the drillship from the shipyard, which is expected to be in the third quarter of 1999, the drillship is contracted for three years to Texaco.

 9. The Company commenced the upgrade and refurbishment of the semisubmersible rig "FALCON 100" which is estimated to cost approximately $65.0 million plus capitalized interest. Delivery is expected to be in the fourth quarter of 1998. The Company has entered into a letter of intent with Petrobras for a four-year contract for the rig following delivery.

10. The Company refurbished and returned to active service four barge rigs that had previously been cold stacked.

11. In a series of transactions, the Company acquired 68 tugs and 44 utility barges for an aggregate cost of $49.0 million.

12. The Company purchased a 200 foot cantilevered mat-supported jack-up (renamed "PHOENIX VI") for $22.0 million.

13. The Company purchased a semisubmersible accommodation unit (renamed "RIG 82") for $34.2 million. "RIG 82" was originally built as a drilling unit, but was converted to an accommodation vessel in 1978. Prior to commencing any upgrade, the unit will be marketed to operators for conversion back to a full drilling mode.

                            The Company's Fleet

   The Company's active fleet at March 23, 1998 consisted of eight semisubmersibles, five drillships, 31 barge drilling rigs, 15 barge workover rigs, 26 jack-ups, three submersibles, two drilling tenders and one floating production vessel. In addition, at such date the Company had seven drillships and two semisubmersibles under construction or upgrade, one cold stacked semisubmersible being marketed for upgrade and return to service, two cold stacked barge drilling rigs being refurbished for active service, 11 cold stacked barge drilling rigs, and one barge workover rig under construction. The following sets forth a brief description of the types and capabilities of the rigs operated by the Company. Rigs shown as "operating" are under contract (including rigs being mobilized under contract). Rigs shown as "available" are ready for service and are being actively marketed. Rigs shown as "cold stacked" are in need of substantial refurbishment to be activated.

   Semisubmersible Rigs. Semisubmersible rigs are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semi-submerged", remaining afloat, in a position in which the lower hull is about 60-80 feet below the water line and the upper deck protrudes well above the surface. The upper deck is attached to the pontoons by columns. These rigs maintain their position over the well through the use of an anchoring system or computer controlled thruster system. Some semisubmersible rigs are designed to work in water depths up to 6,000 feet. Some are self-propelled and move between locations under their own power when afloat on the pontoons; however, most semisubmersible rigs are relocated with the assistance of tugs. Some semisubmersible rigs are capable of operating in the "submersible" mode, sitting on the bottom in water depths of approximately 40 to 50 feet.

   Semisubmersibles are frequently classified into four generations, based primarily on rig capabilities. The fourth-generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion characteristics. There are currently 13 fourth-generation semisubmersibles worldwide. These drilling units are the best choice for operators in deepwater and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of drilling unit and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico, the Far East and offshore Brazil.

   The Company currently operates eight semisubmersibles, one of which it leases (with an option to purchase). In addition, the Company has two semisubmersibles undergoing construction or upgrade and one being marketed for upgrade and return to service. (See "Liquidity and Capital Resources" under Item 7.) The following table provides certain information regarding the Company's semisubmersible fleet as of March 23, 1998:

                            Water      Drilling
                      Year  Depth      Depth
   Rig Name           Built Capability Capability Location        Status
   --------           ----- ---------- ---------- --------        ------
                             (expressed in feet)

Fourth-Generation Semisubmersibles

JACK BATES             1986   4,500      30,000   Italy           Operating
HENRY GOODRICH (1)     1985   2,000      30,000   United Kingdom  Operating
PAUL B. LOYD, JR. (1)  1987   2,000      25,000   United Kingdom  Operating
RBS-6                     -   8,000      25,000   Korea           Under
                                                                  Construction

Third-Generation Semisubmersibles
JIM CUNNINGHAM         1982   4,600      25,000   Nigeria          Operating
M. G. HULME, JR. (2)   1983   4,000      25,000   U.S. Gulf        Operating
IOLAIR (3)             1982   2,000           -   United Kingdom   Operating

Second-Generation Semisubmersibles
C. KIRK RHEIN, JR.     1976   3,300      25,000   U. S. Gulf       Operating
J. W. McLEAN           1974   1,500      25,000   United Kingdom   Operating
FALCON 100             1974   2,450      25,000   Brazil           Under
                                                                    Upgrade
RIG 82 (4)             1975   3,800           -   Norway           Cold
                                                                    Stacked
________________________

(1) Unit is owned by Arcade Drilling AS ("Drilling"), a majority owned subsidiary of the Company. The Company is a party to an agreement with Transocean Offshore, Inc., the largest minority shareholder of Drilling, which subjects the Company to certain restrictions on engaging in transactions with Drilling. Such agreement will expire no later than September 1, 1998.
(2) The "M. G. HULME, JR." is accounted for as an operating lease as a result of the sale/lease-back in November 1995. See Note D of Notes to Consolidated Financial Statements.
(3) The "IOLAIR" is designed for field support and living accommodations and is expected to be upgraded in 1999 to include a derrick floor and ancillary workover equipment.
(4) "RIG 82" was originally built as a drilling unit, but was converted to an accommodation vessel in 1978. Prior to commencing any upgrade, the unit will be marketed to operators for conversion back to a full drilling mode.

   Drillships. A drillship is a self-propelled ship specifically outfitted for drilling operations. Many of the drillships built after 1975 feature a dynamic positioning system which allows the ship to position itself over the well site through the use of thrusters controlled by a satellite navigation system. The prior generation of drillships, often called conventionally moored drillships, are anchored over the well site and thus are generally more limited in terms of water depth than dynamically positioned drillships. Drillships typically have greater load capacity than semisubmersible drilling rigs. This enables them to carry more supplies on board, which makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are limited to calmer water conditions than those in which semisubmersibles can operate, and thus cannot compete with semisubmersibles in areas with harsh environments, such as the North Sea.

   The Company currently operates five drillships, four of which it owns and one of which it leases (with an option to purchase). In addition, the Company has seven drillships undergoing construction or upgrade. See "Liquidity and Capital Resources" under Item 7 for further discussions of the seven drillships. The following table provides certain information regarding the Company's drillship fleet as of March 23, 1998:

                   Year      Water      Drilling
                   Built or  Depth      Depth
 Rig Name          Converted Capability Capability Location     Status
 --------          --------- ---------- ---------- --------     ------
                              (expressed in feet)

PEREGRINE I            1982   7,500      25,000   Brazil        Operating(1)
PEREGRINE II           1979   3,300      25,000   Brazil        Operating
PEREGRINE III          1976   4,200      25,000   West Africa   Operating
FALCON DUCHESS         1975   1,500      20,000   Indonesia     Operating
FALCON ICE             1975   1,500      20,000   Indonesia     Operating
DEEPWATER
  PATHFINDER (2)          -  10,000      30,000   Korea         Under
                                                                  Construction
DEEPWATER
  FRONTIER  (3)           -  10,000      30,000   Korea         Under
                                                                  Construction
DRILLSHIP   III           -  10,000      30,000   Korea         Under
                                                                  Construction
PEREGRINE   IV            -   9,200      30,000   Singapore     Under
                                                                  Construction
PEREGRINE   VI            -  10,000      30,000   Portugal      Under
                                                                  Construction
PEREGRINE VII             -   8,200      25,000  United Kingdom Under Upgrade
PEREGRINE VIII            -  10,000      30,000   Portugal      Under
                                                                  Construction
  __________________________

  (1) Subsequent to March 23, 1998, the "PEREGRINE I" sustained damages during operations and will be undergoing repairs for an indeterminable period.
  (2) Unit is being constructed for a limited liability company in which the Company owns a 50% interest.
  (3) Unit is being constructed for a limited liability company in which the Company owns a 60% interest.

  Floating Production Vessels. Floating production vessels are equipped for oil production, processing and storage. The oil produced is discharged either to tankers by means of an offloading facility on the vessel as on a floating production storage and offloading (FPSO) vessel or the vessel is deployed to a shore terminal for discharge as on a floating production storage and shuttle (FPSS) vessel. These vessels hold their position through  the  use  of either a computer controlled thruster  system  or  an anchoring system and can operate in various water depths. The moored vessels may be spread moored or be equipped with a mooring turret, depending on the environmental conditions.

   The   Company   currently  owns  and  operates  one  FPSS  vessel,   the
"SEILLEAN". The Company purchased the vessel in September 1996. The vessel was built in 1990 and was designed for extended well testing, early production and life of field production. This dynamically positioned vessel has an oil storage capacity of approximately 310,000 barrels and process capacity of 20,000 barrels of oil per day and can operate in up to 650 feet of water. As of March 23, 1998, the "SEILLEAN" was not operating; however, negotiations are in progress for potential work offshore Brazil.

  Drilling Tenders. Drilling tenders are usually non-self-propelled barges or semisubmersibles which are moored alongside a platform and contain the quarters, mud pits, mud pumps, power generation, etc. Thus, the only equipment on the platform is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. Drilling tenders allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting it on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Older tenders frequently require the assistance of a derrick barge to erect the derrick equipment set.

  The following table provides certain information regarding the Company's drilling tenders as of March 23, 1998:

                            Water      Drilling
                      Year  Depth      Depth
   Rig Name           Built Capability Capability Location       Status
   --------           ----- ---------- ---------- --------       ------
                             (expressed in feet)
Self-Erecting Drilling Tenders
CHARLEY GRAVES         1975   400        20,000   Egypt           Operating
W. D. KENT (1)         1977   400        20,000   Malaysia        Shipyard
     _______________

     (1) Under repair. The platform set is being replaced as a result of a casualty.

   Jack-Up Rigs. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform which is then jacked further up the legs so it is above the highest expected waves. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may be independent or may have a lower hull ("mat") attached to the bottom of them in order to provide a more stable foundation in soft bottom areas.
Independent leg rigs are better suited for harder or uneven seabed conditions while mat rigs are better suited for soft bottom conditions. Jack-up rigs may be designed to operate in a maximum water depth of approximately 400 feet (however, most jack-up rigs have a lesser water depth capability). Some jack-up rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by design limitations, the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves jacking the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site by tugs and the legs are then jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water to a level that provides a final air gap above the effects of the sea. Drilling operations are then conducted with the hull in its raised position. A cantilever jack-up has a feature which allows the drill floor to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Certain cantilever jack-up rigs have "skid-off" capability, which allows the derrick equipment set to be skidded onto an adjacent platform, thereby increasing the operational capability of the rig. Slot type jack-up rigs are configured for the drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling, in that their configuration makes them difficult to position over existing platforms or structures.

The following table provides certain information regarding the Company's jack-up fleet as of March 23, 1998:

                                     Water      Drilling
                  Rig          Year  Depth      Depth
Rig Name          Description  Built Capability Capability Location   Status
--------          -----------  ----- ---------- ---------- --------   ------
                                      (expressed in feet)
Cantilevered Independent
  Leg Jack-up
Rigs
F.G. McClINTOCK    MLT 53-C      1975     300   25,000  United       Operating
                                                          Kingdom
RON TAPPMEYER      MLT 116-C     1978     300   25,000  Australia    Operating
C. E. THORNTON     MLT 53-C      1974     300   25,000  United Arab  Operating
                                                          Emirates
RANDOLPH YOST      MLT 116-C     1979     300   25,000  Angola       Operating
D. R. STEWART      MLT 116-C     1980     300   25,000  Italy        Operating
HARVEY H. WARD(1)  F&G L780      1981     300   25,000  Singapore    Shipyard
ROGER W. MOWELL    F&G L780      1982     300   25,000  Indonesia    Operating
GEORGE H. GALLOWAY F&G L780      1985     300   25,000  U.S. Gulf    Operating
J. T. ANGEL        F&G L780      1982     300   25,000  Under tow to Operating
                                                          S.E. Asia

Slot type Mat-Supported
  Jack-up Rigs
FALRIG 17      Bethlehem JU-     1974     250   25,000  U.S. Gulf    Operating
               250MS
FALRIG 18      Bethlehem JU-     1978     250   25,000  U.S. Gulf    Operating
               250MS
FALRIG 19      Bethlehem JU-     1978     250   25,000  U.S. Gulf    Operating
               250MS
FALRIG 20      Bethlehem JU-     1982     250   25,000  U.S. Gulf    Operating
               250MS
FALRIG 82 (2)  Baker Marine BMC  1978     200   25,000  U.S. Gulf    Operating
               250
FALRIG 83      Bethlehem JU-     1978     250   25,000  Nigeria      Operating
               250MS
FALRIG 84      Bethlehem JU-     1975     250   25,000  U.S. Gulf    Operating
               250MS
ACHILLES       Baker Marine BMC  1981     250   25,000  U.S. Gulf    Operating
               250
SEA HAWK       Bethlehem JU-     1976     250   25,000  U.S. Gulf    Operating
               250MS
TAURUS         Bethlehem JU-     1976     250   25,000  U.S. Gulf    Operating
               250MS

Cantilevered
Mat-Supported
  Jack-up Rigs
PHOENIX I      Bethlehem JU-     1981     200   25,000  U.S. Gulf    Operating
               200MC
PHOENIX II     Bethlehem JU-     1982     200   25,000  U.S. Gulf    Operating
               200MC
PHOENIX III    Bethlehem JU-     1981     200   25,000  U.S. Gulf   Operating
               200MC
PHOENIX IV     Bethlehem JU-     1981     200   25,000  U.S. Gulf   Operating
               200MC
FALRIG 85      Bethlehem JU-     1979     200   25,000  U.S. Gulf   Operating
               200MC
FALRIG 86      Bethlehem JU-     1980     200   25,000  U.S. Gulf   Operating
               200MC
PHOENIX VI (3) Bethlehem JU-     1981     200   25,000  Mexico      Operating
               200MC
_____________________

(1) Under repair as the unit's legs, jacking system and hull were damaged as a result of a casualty.
(2)  Operated by the Company under a lease with an option to purchase.
(3) The Company has bareboat chartered this rig to another contractor for one well. It is estimated such charter will expire in November 1998.

   Submersible Rigs. Submersible rigs are somewhat similar in configuration to semisubmersible rigs, but the lower hull of the rig rests on the sea floor during drilling operations. A submersible rig is towed to the well site where it is submerged by flooding its lower hull until it rests on the sea floor, with the upper hull above the water surface. After completion of the drilling operations, the rig is refloated by pumping water out of the lower hull and it is towed to another location. Submersible rigs typically operate in water depths of 12 to 70 feet, although some submersible rigs are capable of operating at greater depths.

  The following table provides certain information regarding the Company's submersible rig fleet as of March 23, 1998:

                                    Water      Drilling
              Rig             Year  Depth      Depth
Rig Name      Description     Built Capability Capability Location Status
--------      -----------     ----- ---------- ---------- -------- ------
                                     (expressed in feet)

Rig 203       Pace 85G         1983    85      30,000     U.S. Gulf  Operating
FALRIG 77     Donhaiser Marine 1983    85      30,000     U.S. Gulf  Operating
                DMI85
FALRIG 78     Donhaiser Marine 1983    85      30,000     U.S. Gulf  Operating
                DMI85

   Domestic Barge Drilling Rigs. Barge drillings rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. They are towed by tugboats to the drill site with the derrick lying down. The lower hull is then submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling operations are conducted with the barge in this position. There are two basic types of barge rigs, "conventional" and "posted". A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig.

   The following table provides certain information regarding the Company's domestic barge drilling fleet as of March 23, 1998:

                                                     Maximum
                                 Horsepower   Year   Drilling
Rig Drilling Equipment/Main Power  Rating     Built Depth(feet)  Status
--- ----------------------------   ------     ----- -----------  ------
Conventional Barges
 1  Skytop Brewster/Caterpillar     2,000      1980    20,000    Operating
 3  Mid-Continent/Caterpillar (1)   3,000      1981    25,000    Operating
 4  Oilwell/Caterpillar             3,000      1981    25,000    Cold Stacked
 6  Mid-Continent/Caterpillar       3,000      1981    25,000    Cold Stacked
11  Gardner Denver/Caterpillar      3,000      1982    30,000    Operating
15  National/EMD                    2,000      1981    25,000    Operating
21  Oilwell/Caterpillar             1,500      1982    15,000    Operating
25  Continental Emsco/Caterpillar   3,000      1976    25,000    Cold Stacked
28  Continental Emsco/Caterpillar   3,000      1979    30,000    Operating
29  Continental Emsco/Caterpillar   3,000      1980    30,000    Operating
30  Continental Emsco/Caterpillar   3,000      1981    30,000    Shipyard (2)
31  Continental Emsco/Caterpillar   3,000      1981    30,000    Operating
32  Continental Emsco/Caterpillar   3,000      1982    30,000    Operating
37  National/EMD                    3,000      1965    20,000    Cold Stacked
38  National/EMD                    3,000      1965    20,000    Cold Stacked

Posted Barges
 2  Skytop Brewster/Caterpillar     2,000      1980    20,000    Cold Stacked
 5  National/Caterpillar            3,000      1981    25,000    Cold Stacked
 7  Oilwell/Caterpillar             2,000      1978    25,000    Operating
 8  Oilwell/Caterpillar             2,000      1978    25,000    Cold Stacked
 9  Oilwell/Caterpillar             2,000      1981    25,000    Operating
10  Oilwell/Caterpillar             2,000      1981    25,000    Operating
16  National/EMD                    3,000      1981    30,000    Operating
17  National/EMD                    3,000      1981    30,000    Operating
27  Continental Emsco/Caterpillar   3,000      1978    30,000    Operating
39  National/EMD                    3,000      1970    30,000    Cold Stacked
41  National/EMD                    3,000      1981    30,000    Shipyard (3)
44  Oilwell/Superior                3,000      1979    30,000    Cold Stacked
45  Oilwell/Superior                3,000      1979    30,000    Cold Stacked
46  Oilwell/EMD                     3,000      1981    30,000    Operating
47  Oilwell/EMD                     3,000      1982    30,000    Operating
48  Gardner Denver/Caterpillar      3,000      1982    30,000    Operating
49  Oilwell/Caterpillar             3,000      1980    30,000    Operating
52  Oilwell/Caterpillar             2,000      1981    25,000    Operating
54  National/EMD                    3,000      1970    30,000    Operating
55  Ideco/EMD                       3,000      1981    30,000    Operating
56  National/Caterpillar            2,000      1973    25,000    Operating
57  National/Caterpillar            2,000      1975    25,000    Shipyard (3)
61  Mid-Continent/EMD               3,000      1978    30,000    Operating
62  Mid-Continent/EMD               3,000      1978    30,000    Operating
63  Mid-Continent/EMD               3,000      1978    30,000    Operating
64  Mid-Continent/EMD               3,000      1979    30,000    Operating
     ____________________
(1)  This rig is leased to the Company.
(2)  This rig is undergoing routine maintenance.
(3) These are previously cold stacked rigs that are undergoing refurbishment.

   Lake Maracaibo Barge Rigs. Rigs designed to work in Lake Maracaibo, Venezuela, require modification to work in a floating mode in up to 150 feet of water. The typical domestic barge is modified by widening the hull to 100 feet, installing a mooring system and cantilevering the drill floor. Three of the Company's barge rigs have been so modified and are currently operating in Lake Maracaibo, pursuant to contracts with Maraven. After such modifications, these rigs generally are not suitable for deployment to other locations.

  The following table provides certain information regarding the Company's Lake Maracaibo barge rigs as of March 23, 1998:

                                                       Maximum
     Drilling Equipment/ Horsepower     Year  Year     Drilling
 Rig    Main Power         Rating       Built Rebuilt  Depth(feet) Status
 ---   -----------         ------       ----- -------  ----------- ------
 40    Oilwell/EMD          3,000        1980   1994     25,000    Operating
 42    National/EMD         3,000        1982   1994     25,000    Operating
 43    National/EMD         3,000        1982   1994     25,000    Operating

   Barge Workover Rigs. Barge workover rigs typically differ from barge drilling rigs both in the size of the hull and the capability of the drilling equipment. Because workover operations require less pulling power and mud system capacity, a smaller, lower capacity unit can be used. In addition, workover rigs, which are equipped with specialized pumps and handling tools, do not require heavy duty drill pipe. Operating costs for workover rigs are lower because the rigs require smaller crews, use less fuel and require less repair and maintenance. Certain workover rigs can also be utilized to drill shallow wells to depths ranging to 16,000 feet depending upon the rig's capabilities.

   The   following   table  provides  certain  information  regarding   the
Company's workover fleet as of March 23, 1998:

                                                 Maximum  Maximum
                                Mast             Workover Drilling
                              Capacity  Year     Depth    Depth
Rig       Drawworks           (Pounds)  Built    (feet)   (feet)  Status
---       ---------           --------  -----    -------  ------  ------
SD-1      Ideco H-30           250,000  1990 (1)  15,000       -  Available
 4        IRI 1287             250,000  1981      15,000       -  Available
 5        IRI 2042             300,000  1981      15,000       -  Available
 6        Ideco H-35           450,000  1978      20,000       -  Operating
 7        IRI 1287             250,000  1996 (1)  15,000       -  Available
12        Wilson 75            369,000  1991 (1)  20,000       -  Available
14        Wilson 75            400,000  1996 (1)  20,000       -  Operating
15        Wilson 75            400,000  1997 (1)  20,000       -  Operating
16        Mid-Continent U36A   550,000  1979      25,000       -  Available
17        Gardner Denver 800   800,000  1972      25,000       -  Operating
Blake 18  Skytop Brewster N75  530,000  1980      25,000  12,000  Available
Blake 19  National 80UE        750,000  1996 (1)  25,000  14,000  Operating
Blake 20  National 80UE        750,000  1998 (1)  25,000  14,000  Shipyard (2)
Blake 23  Mid-Continent
            U-914 (3)        1,000,000  1995 (1)  25,000  14,000  Operating
Blake 24  National 110M (3)    760,000  1978      25,000  14,000  Operating
Blake 30  Skytop Brewster
            N95              1,000,000  1978      30,000  16,000  Available
____________
(1) These rigs were reconstructed on the date indicated using the existing hull.
(2)  This rig is under construction.
(3)  These rigs are leased to the Company.

   Inland Marine Vessels. In connection with barge drilling and workover operations, it is necessary to utilize other types of vessels:

  - Utility barges are barges generally 100 to 120 feet in length, which are positioned alongside the barge rig and are used (i) to store materials or (ii) as a container in which to dump cuttings from the well bore, which cuttings then are transported elsewhere for disposal.

  - Service tugs are ships approximately 50 to 60 feet in length, having 400 to 900 horsepower, which are used to move and position utility barges and transport materials and personnel to and from the barge rig.

  - Rig moving tugs are ships approximately 60 to 70 feet in length, having 900 horsepower or greater, which are used to move barge rigs to and from the drilling location. They can also be used to move and position utility barges and move materials and personnel to and from the barge rig.

   A rig moving tug is typically used to move barge rigs and utility barges to and from location, and is normally contracted by the hour. If water conditions require a more powerful vessel or if no smaller vessels are available, it may sometimes be used in a service tug capacity, in which event it is normally contracted on a dayrate basis. Once a barge rig is on location, the movement of utility barges, supplies and personnel can normally be more economically handled with service tugs, which are on contract throughout the operation, usually on a dayrate basis. During drilling operations, anywhere from two to six utility barges may be in use throughout the operation, as well as one to three service tugs. In a barge rig operation, the Company's customer may contract directly for the utility barges and tugs, or may ask the Company to provide them. As of March 23, 1998, the Company owned 80 tugs and 54 utility barges. Although the Company expects that these assets will be used primarily in conjunction with the Company's barge rig business, they will also be used in other applications.

   Fleet Maintenance. The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct the Company's business have occurred in the past, and such shortages could occur again.

  Almost all of the Company's rigs, like most of the rigs with which they compete, were constructed during the last drilling boom, which ended about 1982. With increasing age, the likelihood that a rig will require major repairs in order to remain operational increases. The Company expects that repair and maintenance of its rigs will require increasing amounts of capital, and will result in such rigs being unavailable for service from time to time. During any such period of repair to a rig, the Company will not earn revenues from such rig, but will continue to incur a substantial portion of the costs that would be incurred while the rig is operating.

  Real Property. The Company owns and leases real property in connection with the conduct of its business. The Company owns (i) an office and yard facility in Broussard, Louisiana; (ii) an office and yard facility in Houma, Louisiana; (iii) an office building in New Iberia, Louisiana; (iv) an office and yard facility in Macae, Brazil; and (v) an office and yard facility in Houston, Texas. The Company leases a two story, 86,000 square foot office building in Houston, Texas that serves as its corporate headquarters and as to which the Company has exercised an option to purchase for $5.8 million. In addition, the Company leases other office space in Houston, Texas, an office and yard facility in Belle Chasse, Lousiana and facilities in most of the countries where it conducts operations.

                           Oil & Gas Properties

   The Company's oil and gas business is operated primarily through its wholly owned subsidiary DEVCO, and to an insignificant extent, through its wholly owned subsidiary Raptor Exploration Company, Inc. In March 1998, the Company decided to divest its oil and gas business. It expects to accomplish this divestiture prior to March 1999. The Company's oil and gas business is treated as a discontinued operation in the financial statements included in this report. See Note L of Notes to Consolidated Financial Statements.

   Domestic Operations. In October 1995, DEVCO purchased a 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from Enserch Exploration, Inc., now EEX
Corporation,  ("EEX")  which  was  the  operator  at  that   time.    Mobil
Exploration  & Production, Inc., ("Mobil") owned a 40% working interest  in
the  project and EEX retained the remaining 40% working interest.   In  the
third quarter of 1997, DEVCO acquired an additional 20% working interest in the Allegheny field and British-Borneo Petroleum, Inc., ("British-Borneo"), as successor operator to EEX, acquired the remaining 60% working interest
in  the  field.   As part of an omnibus transaction involving  DEVCO,  EEX,
Mobil and British-Borneo, British-Borneo committed to develop the Allegheny field utilizing a mini-TLP production system. First production is targeted for July 1999. DEVCO has the option to either participate in the Allegheny development with British-Borneo for its 40% working interest on a ground floor basis or sell its 40% interest in the field ("Put Option") to British-Borneo for approximately $25.0 million. DEVCO must make its Put Option election on or before August 28, 1998. Prior to the election date, British-
Borneo  bears  all  cost associated with the agreed development  plan.   If
DEVCO  elects  to  participate, it will be required to  reimburse  British-
Borneo  for  its  proportionate 40% share of costs plus  interest.   As  of
December 31, 1997, DEVCO had accumulated costs related to its ownership in the Allegheny project of approximately $41.2 million which are included in Net Liabilities of Discontinued Operations.

   In July 1996, DEVCO entered into an agreement with Shell Offshore Inc. ("Shell") to drill an appraisal well at DEVCO's expense to earn a working interest in Shell's East Boomvang prospect in the U.S. Gulf of Mexico. The appraisal well was drilled in the first quarter of 1997 and was suspended pending completion at a later date after further delineation of the reservoir.

   In February 1997, Shell waived its election to remain a working interest owner in the East Boomvang, North Boomvang and East Bequia prospects ("Boomvang") and assigned its 100% interest in eight offshore blocks to DEVCO. Shell retained an overriding royalty interest in the three prospects and has the option to either increase its overriding royalty interest or convert to a working interest if specified cumulative production levels are achieved.

   In July 1997, DEVCO entered into an Equity Participation Agreement with Norcen Explorer, Inc. ("Norcen") pursuant to which the North Boomvang prospect would be drilled at Norcen's expense (up to an agreed cap) and in which Norcen committed to participate in drilling an appraisal well at East Boomvang. Participation by Norcen in the two wells earns Norcen an assignment of a 37.5% working interest in all three Boomvang prospects. In August 1997, drilling commenced on North Boomvang. Hydrocarbons were encountered in the initial wellbore and two sidetracks. Drilling was completed in the fourth quarter of 1997 and the well was suspended as a potential producer pending a decision to proceed with commercial development. The Company's drilling rig "M.G. HULME, JR." drilled North
Boomvang for DEVCO and Norcen. Just prior to year end 1997, the "M.G. HULME, JR." was moved to East Boomvang where the appraisal well was spud to assess the extent of the reservoir discovered earlier in the year on that prospect. In addition to the activity at Boomvang, as part of the Norcen transaction DEVCO acquired the opportunity to participate in drilling Norcen's Betelguese, Renegade and Zia prospects in the Green Canyon area of the Gulf of Mexico. The initial test well at Betelguese was spudded December 17, 1997. Norcen is the operator. As of December 31, 1997, DEVCO had accumulated costs relating to its ownership in East Boomvang and North Boomvang of approximately $21.5 million which are included in Net Liabilities of Discontinued Operations.

   During 1997, DEVCO participated with Santa Fe Energy Resources, Marathon Oil Company and Shell in 10 Gross/4.35 Net wells that were plugged and abandoned. A total of $66.2 million in well and prospect investment costs were charged against income in the fiscal quarter in 1997 in which the prospects were condemned.

   International Operations. In October 1997, DEVCO contracted with Vanco Energy Company ("Vanco") and its subsidiary companies to acquire a 20% working interest in the Anton Marin and Astrid Marin Exploration and Production Sharing Contracts covering 2,831,392 acres in deepwater offshore Gabon, West Africa. As consideration for the acquisitions, DEVCO agreed to loan Vanco up to $7.0 million for signing bonuses and operating costs and up to an additional $2.0 million for seismic data. Repayment in full of principal and interest is due on or before October 10, 1998. Processing of new seismic data covering the Gabon prospect area commenced at the end of 1997. Vanco is seeking a major oil company to participate in the project. DEVCO will have the option to sell a pro-rata portion of its interest if Vanco sells an interest to a third party participant. The drillship "DEEPWATER FRONTIER," which is currently under construction (see "Significant Developments During 1997"), has been tentatively scheduled to drill the initial well on the Gabon project in the second quarter of 1999.

   In June 1997, DEVCO acquired a farmout from Avner Oil Exploration Limited Partnership of a 10% working interest in five petroleum licenses and one permit covering 854,200 acres in deepwater offshore Israel. The assignment of the 10% working interest was made at no cost to DEVCO. DEVCO has participated in shooting new seismic data across the prospect. The data was submitted for processing at year end 1997. DEVCO has a contingent option to acquire an additional 5% working interest at cost.

                    Industry Conditions and Competition

   The financial performance of the marine contract drilling industry, domestically and abroad, is dependent upon the exploration and production programs of oil and gas companies. These programs are substantially influenced by costs to find, develop and produce oil and gas; demand for and price of oil and natural gas (which can fluctuate widely); technological advancements, exploration success, restrictions and incentives relative to exploration and production imposed by governmental authorities and economic conditions in general.

   A dramatic decline in demand for marine drilling services began in 1982 as a result of a precipitous decline in oil prices. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire marine drilling industry experienced lower dayrates and associated earnings. Although there were periods of improvements, the marine drilling industry remained generally depressed from 1985 until 1995. The industry has improved in recent years, but there is no assurance that such improvement will continue or be maintained.

   Political and military events in the Middle East and in the former Soviet Union are an example of the factors which can contribute to the volatility of world oil and gas prices. Other factors which influence demand for the Company's services include the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production targets, the level of production by non-OPEC countries, worldwide demand for oil and gas, domestic production of natural gas, general economic and political conditions, availability of new offshore oil and gas leases and concessions to explore and develop, and governmental regulations. Accordingly, there is and probably will continue to be uncertainty as to the future level of demand for the Company's services and the timing and duration of any increases or decreases in demand.

   Drilling in these international markets is typically driven by exploration for oil as opposed to gas. International markets frequently offer a drilling contractor the opportunity to enter into longer term contracts at higher operating margins than can be obtained domestically. Offsetting these benefits can be the risk of political uncertainty, currency fluctuations, and the increased overhead in establishing a foreign base of operation.

   The marine contract drilling industry is highly competitive and no one competitor is dominant. Although the demand for rigs has improved significantly since 1995, the supply of rigs has, since 1982, generally exceeded demand. The result has been a prolonged period of intense price competition during which many drilling units have been idle for long periods of time. Consequently, some drilling contractors have previously gone out of business or consolidated with other contractors.
Notwithstanding these events, the industry remains fragmented and competitive. The Company believes that strong competition for drilling contracts will continue for the foreseeable future. In addition to price, factors such as the quality of a company's fleet, the experience, quality and reputation of its management and employees, and customer relationships determine a contract drilling company's ability to compete favorably.

   Increasing dayrates may encourage contractors to construct new  drilling
units.   The entry of newbuild offshore units into the active market  could depress dayrates and utilization rates of the Company's offshore units.

   Recent technological advancements have made it more economical for oil and gas producers to pursue deepwater programs and demand for rigs capable of drilling in deepwater environments has increased accordingly. However, no assurance can be given that such increased demand will be sustained in the future.

   In response to changing demand, offshore units can be moved from one region to another. The cost of such moves is significant, however, and is weighed against the benefits expected to be derived. The Company normally will not undertake a major mobilization of a mobile offshore unit without its customer agreeing to reimburse the Company for all or a substantial portion of such costs, unless the dayrates in the new area are expected to be sufficient to justify such expenditures.

                                  Markets

   General. Rigs can be moved from one region to another, and in this sense the marine contract drilling market is one international market.
Because the cost of a rig move is significant and there is limited availability of rig moving vessels, the demand/supply balance for rigs may vary somewhat from region to region. However, significant variations between regions tend not to exist on a long term basis due to the ability to move rigs. For this reason, in marketing its rigs, the Company tends to divide the drilling market by general equipment types based on water depth capability, rather than by region.

  Transition Zone. The Company's barge rig fleet operates in marshes, rivers, lakes and shallow bay and coastal water areas that are referred to as the "transition zone". The Company's principal barge market is the shallow-water areas of the U.S. Gulf Coast. This area historically has been the world's largest market for barge rigs. International markets for barge rigs include Venezuela, West Africa, Southeast Asia, and Tunisia.

  Shallow Water. The shallow water market is serviced by the Company's jack-ups, submersibles and drilling tenders. It begins at the outer limit of the transition zone and extends to water depths of about 400 feet. It has been developed to a significantly greater degree than the deepwater market, as technology required to explore for and produce hydrocarbons in these water depths is not as demanding as in the deepwater markets, and accordingly the costs are lower. Shallow water drilling is currently being conducted primarily in the Gulf of Mexico, West Africa, the North Sea, the Mediterranean, and Southeast Asia.

  Deepwater. The deepwater market is serviced by the Company's semisubmersibles and drillships. It begins in water depths of about 400 feet and extends to the maximum water depths in which rigs are currently capable of drilling, being approximately 10,000 feet. In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, due to technological developments that have made it both more feasible and less expensive to explore for and produce hydrocarbons in deeper waters. Deepwater drilling is currently being conducted primarily in the North Sea, Gulf of Mexico, Brazil and West Africa.

  Marine Transportation. The Company's marine transportation assets are primarily deployed in the same market as its domestic barge rig fleet. These assets are used mostly in conjunction with barge drilling operations, but also are used in connection with other types of work, mostly energy related (such as pipeline and well platform construction). Although such assets can be deployed to other uses, any significant downturn in oil and gas activity in the transition zone would have a negative impact on the Company's marine transportation business that could not be fully offset by deployment of such assets to other markets.

                    Contracts, Marketing and Customers

   There are several factors that determine the type of rig most suitable for a particular job, the most significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling or workover is being done over a platform or other structure, and the intended well depth. Thus, there may be considerable variation in utilization and dayrates for various drilling units as a function of demand for their capabilities. The Company's rigs all provide the same basic function, namely, drilling wells. However, because of the varying marine conditions in which wells are drilled, there is a wide variety of rig designs.

   Drilling  in  the areas served by the Company ranges from shallow  wells
(up to 12,000 feet) to deep wells (up to 25,000 feet). Deeper wells generally take disproportionately longer to drill than shallower wells, due primarily to more varied and difficult subsurface conditions and the frequent need to run protective casing. The Company's drilling rigs are competitive for all types of drilling, but are particularly designed to drill to depths in excess of 12,000 feet.

   Rigs are generally employed under individual contracts which extend over a period of time covering either the drilling of a well or wells (a "well-to-well contract") or a stated term (a "term contract"). Contracts for the employment of rigs are most often awarded based on competitive bidding; however, some contracts are the result of negotiations between the drilling contractor and the customer. Contracts may provide for early termination by the customer, either with or without penalty, and may provide for extension options exercisable by the customer. The Company's contracts generally provide for payment in U.S. dollars. The Company's contracts typically provide for compensation on a "daywork" basis, under which the Company receives a fixed amount per day that the rig is operating under contract and the Company generally pays operating expenses of the rig, including wages and the cost of incidental supplies. A contract may allow the Company to recover some or all of its mobilization and demobilization costs associated with moving a unit, depending on market conditions then prevailing. The dayrate under such daywork contracts may be lower or not payable when the drilling unit is under tow to or from the drill site (other than field moves) or when operations are suspended because of weather or mechanical problems. Under daywork contracts, the Company generally is responsible for paying the operating expenses of the unit, including wages and the cost of incidental supplies.

   Although the majority of the Company's contracts are daywork contracts, the Company has participated via a joint venture in "turnkey" contracts. Essentially, a turnkey contract provides for the drilling of a well on a fixed price basis. In 1993, the Company formally established a turnkey department and in 1994 the Company entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey services in both the international markets and the U.S. Gulf of Mexico market. The cumulative net results of the Company's turnkey contracts are immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracting method. Additionally, the Company's joint venture approach to entering the turnkey market minimized the Company's overhead costs and capital investment costs, thus somewhat reducing financial risks to the Company. The Company is not currently seeking turnkey work.

   The Company maintains a decentralized organization, with regional offices throughout the world. The Company's primary marketing efforts are carried out through these regional offices and its Houston office.

   When the Company's offshore units operate in foreign locations, operations are often conducted in conjunction with local companies. Representative of the offshore areas where the Company has arrangements with local companies are Abu Dhabi, Brazil, Brunei, China, Egypt, India, Indonesia, Italy, Korea, Malaysia and Nigeria. The purpose of these arrangements is to draw on the marketing, technical, supply and government relations assistance of local third parties and in some cases to comply with local legal requirements. Typically, the financial terms of these arrangements are such that the third party receives a stated percentage of drilling revenues. Many of the Company's existing arrangements are with third parties with which the Company has had a relationship for ten or more years.

   The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1997, the Company performed services for approximately 400 different customers.

   For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues. For the year ended December 31, 1996, revenues of approximately $70.6 million from British Petroleum and affiliates accounted for 11.6% of the Company's total operating revenues. For the year ended December 31, 1995, revenues of approximately $42.6 million from Royal Dutch/Shell Group and revenues of approximately $39.3 million from British Petroleum and affiliates accounted for 10.9% and 10.1%, respectively, of the Company's total operating revenues.

   The loss of one of the Company's major customers could, at least on a short-term basis, have a material adverse impact on the Company's business or results of operations. However, the Company would have alternative customers for its services in the event of the loss of any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.

   Financial information by geographic area is furnished in Note J of Notes to Consolidated Financial Statements.

             Governmental Regulation and Environmental Matters

   Many  aspects  of the Company's operations are affected by domestic  and foreign political developments and are subject to numerous domestic and foreign governmental laws and regulations that may relate directly or indirectly to the Company's business and operations, including, without limitation, laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment, and certification, licensing, safety and training and other requirements imposed by treaties, laws, regulations and conventions in the jurisdictions in which the Company operates. The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing taxes, regulations and other laws relating to the energy business generally. The Company does not believe that governmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws and regulations or the adoption of new laws and regulations curtailing or increasing the effective cost of exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations. The Company cannot currently determine the extent to which future earnings may be affected by new legislation or regulations or compliance with new or existing regulations which may become applicable as a result of rig relocation.

   There is great concern, particularly in developed countries such as the United States, over protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore contract drilling industry in particular, the business and prospects of the Company could be adversely affected.

   The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Environmental laws and regulations applicable in the United States and other countries in which the Company conducts operations have generally become more stringent, and may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were taken. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations.

   The transition zone and shallow-water areas of the U.S. Gulf Coast are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of the oil companies to drill in these areas. U.S. laws and regulations applicable to the Company's operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. For example, as an operator of drilling rigs in navigable U.S. waters and certain offshore areas, the Company may be liable for damages and costs incurred in connection with spills or discharges of oil or other substances for which it is held responsible. The discharge of oil or other substances in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and groundwater. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

   The Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") prohibits the discharge of certain substances into the navigable waters of the United Stated without a permit. The regulations implementing the CWA require permits to be obtained by an operator before certain exploration activities occur. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the Clean Water Act can also be enforced by citizen's groups.

   The Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90. OPA '90 also imposes ongoing requirements on a responsible party. These include proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, OPA '90 places a burden on drilling rig owners or operators to conduct safe operations and take other measures to prevent oil spills. If a spill occurs, OPA '90 then imposes liability for resulting damages.

   The Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers requiring such customers to hold the Company harmless in the event of liability for pollution that originates below the water surface, including, where applicable, liability under OPA '90, and maintains marine liability insurance and contingent energy exploration and development coverage (normal energy, exploration and development coverage is maintained, to the extent of the Company's interest in oil and gas properties, for operations of such properties) which affords limited protection to the Company. There is no assurance that such insurance or contractual indemnification will be sufficient or effective to protect the Company from liability under OPA '90.

   In addition, the Outer Continental Shelf Lands Act and regulations promulgated pursuant thereto impose a variety of regulations relating to safety and environmental protection applicable to lessees, permitees and other parties operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

   The Company believes it is in material compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

                       Operating Risks and Insurance

   The Company's operations are subject to the many hazards. In the drilling of oil and gas wells, especially exploratory wells where little is known of the subsurface formations, there always exists a possibility of encountering unexpected conditions of extreme pressure and temperature and the risk of a blowout, cratering and fires that could cause injury or death, damage to property, pollution, and suspension of drilling operations. The Company's fleet is also subject to hazards inherent in marine operations, either while on site or under tow, such as capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound location. The Company may also be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damage. The Company maintains such insurance protection as it deems prudent, including liability insurance and insurance against damage to or loss of equipment. In addition, the Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers, requiring such customers to hold the Company harmless in the event of loss of production, reservoir damage or liability for pollution that originates below the water surface. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. There is no assurance that such insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The principal hazards against which the Company may not be fully insured or indemnified are environmental liabilities which may result from a blowout or similar accident or a liability resulting from reservoir damage alleged to be caused by the negligence or other legal fault of the Company. Further, there is no assurance that the Company will be able to obtain adequate insurance coverage at the rates it deems reasonable in the future. Recognizing these risks, the Company has various programs that are designed to promote a safe environment for its personnel and equipment.

   R&B traditionally maintained business interruption insurance; Falcon did not. At present, the Company intends generally to maintain business interruption insurance with respect to its semisubmersibles and drillships, but not the other rigs or vessels in its fleet.

   The Company's foreign operations are also subject to certain political, economic and other uncertainties, including, among others, risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. Currently, when conducting foreign drilling operations in areas the Company perceives as politically unstable, the Company may (i) negotiate contracts providing for indemnification against expropriation and certain other political risks or (ii) purchase insurance covering such risks, to the extent available at reasonable cost. The Company believes it is adequately covered by insurance, but no assurance can be given with respect to the availability of such insurance at acceptable rates in the future. Since 1979, the Company has not experienced any material losses associated with the above-described political risks.

                                 Employees

   The Company emphasizes employee safety, training and retention. The number of employees varies depending on the level of drilling activity. As of December 31, 1997, the Company employed approximately 5,700 persons. There are no collective bargaining contracts covering the Company's domestic employees. As of December 31, 1997, the Company employed 116 local personnel in Venezuela, all of whom are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. The Company believes its relations with its employees are good.

   The recent increase in rig utilization has resulted in increased demand for the personnel necessary to operate the rigs. The Company has experienced delays in placing refurbished rigs in service due to the shortage of qualified personnel. The increased demand for labor may in the future result in increases in the compensation the Company is required to pay to attract and retain qualified personnel. In order to expand its pool of qualified personnel, the Company has sometimes placed extra personnel on certain of its rigs in order to have them gain experience. The cost of these extra personnel is borne by the Company, and increases its operating costs.

   The Company believes that one of the biggest challenges facing it over the next few years will be hiring and retention of sufficient qualified personnel to operate its rigs. This problem is particularly acute with respect to the additional deepwater rigs that the Company expects to bring into service. (See "Significant Developments During 1997"). The Company's deepwater rigs will require certain personnel having skills that differ from those required in the operation of jack-ups and barge rigs. In addition, the Company's deepwater rigs will generally be crewed on a "twenty-eight on, twenty-eight off" rotation, as compared to a "seven on, seven off" rotation typical for barges and a "fourteen on, fourteen off" rotation typical for jack-ups. These two factors limit the ability of the Company to fill its deepwater personnel requirements with personnel from its barge and jack-up rigs. The Company intends to expand its training programs in order to help meet its personnel requirements. Such expanded training programs will increase the Company's operating costs.

   Other drilling contractors are also expanding their active fleets through refurbishments and new construction, and will compete with the Company for qualified personnel. Such competition for personnel will likely lead to increasing wages for such personnel, which would directly increase the Company's operating costs.

Item 3.  Legal Proceedings

   In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

   The Company is involved in various other legal actions arising in the normal course of business. The great majority of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and other vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations. See Note D of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   On December 23, 1997, R&B held a special meeting of stockholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of July 10, 1997, among the Company, Falcon, and R&B. The proposal received 46,463,835 votes FOR, 85,120 votes AGAINST, and 129,081 ABSTENTIONS, and therefore, was adopted by the stockholders of R&B.

   On December 23, 1997, Falcon held a special meeting of stockholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of July 10, 1997, among the Company, Falcon, and R&B. The proposal received 66,632,944 votes FOR, 14,640 votes AGAINST, and 78,131 ABSTENTIONS, and therefore, was adopted by the stockholders of Falcon.

                                  PART II

Item   5.    Market   for  the  Registrant's  Common  Stock   and   Related
Stockholder Matters

   The combination of Falcon and R&B became effective at 11:59 p.m. E.S.T. on December 31, 1997. The common stock of R&B Falcon began trading on the New York Stock Exchange ("NYSE") on January 2, 1998 under the symbol "FLC." During 1996 and 1997, the Falcon common stock was traded on the NYSE under the symbol "FLC" and the R&B common stock was traded on the NYSE and the Pacific Stock Exchange under the symbol "RB." The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of Falcon common stock and R&B common stock as reported by the NYSE Composite Tape for the periods indicated. All share price information for Falcon common stock has been adjusted to reflect the two-for-one stock split effected on July 15, 1997. No adjustment to these prices has been made in respect of the share exchange ratio in the Merger (one share of Company common stock for each share of Falcon common stock; 1.18 shares of Company common stock for each share of R&B common stock). Neither Falcon nor R&B have declared any dividends on common stock for the periods indicated.

                                      Falcon              R&B
                                   Common Stock       Common Stock
                                 ----------------   ----------------
                                   High     Low       High     Low
                                 -------  -------   -------  -------
      1996
       First Quarter             $ 12.81  $  6.00   $ 20.38  $ 14.25
       Second Quarter              14.25    11.13     26.13    19.75
       Third Quarter               13.94    10.00     27.88    20.00
       Fourth Quarter              21.63    12.88     31.13    25.00

       1997
       First Quarter             $ 21.50  $ 15.13   $ 32.25  $ 22.50
       Second Quarter              28.81    15.56     28.25    20.13
       Third Quarter               38.13    25.44     44.63    26.75
       Fourth Quarter              42.81    28.19     49.81    33.38

   There were approximately 3,300 holders of record of the Company's common stock as of March 18, 1998.

   In   December  1997,  the  Company  adopted  a  preferred  share  Rights
Agreement. See Note G of Notes to Consolidated Financial Statements.

   During 1997, Falcon sold shares of its common stock that were not registered under the Securities Act of 1933. On May 21, 1997, Falcon issued 44,000 shares of its common stock, par value $.01, to Michael J. Smith as partial consideration for the acquisition by Falcon of all of the issued and outstanding stock of Sun Towing Co., Inc. ("SUN") and MNS Towing, Inc. ("MNS"). The agreed price for the shares issued to Mr. Smith was $18.75 per share (after giving effect for the two-for-one stock split effected by Falcon on July 15, 1997). Falcon relied upon Section 4(2) of the Securities Act of 1933, as amended, for exemption from registration. The shares were issued pursuant to a negotiated transaction wherein Falcon agreed to buy, and Mr. Smith agreed to sell, all of the shares of Sun and MNS, which companies were wholly owned by Mr. Smith.

Item 6.  Selected Financial Data

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES
                  (in millions except per share amounts)

     The  following  table includes the accounts of R&B  and  Falcon  as  a
result  of  the  Merger.   See  Note B of Notes to  Consolidated  Financial
Statements.

                                        Years Ended December 31,
                            -------------------------------------------------
                               1997       1996     1995      1994      1993
                            ---------  ---------  ------    -------   -------
Operating revenues          $   942.1  $   609.6  $ 390.3   $ 307.6   $ 245.6
                            =========  =========  =======   =======   =======
Income (loss) from
 continuing operations      $   156.0  $   106.4  $  23.5   $ (12.7)  $   8.5

Income (loss) from
 discontinued operations       (162.2)        .3        -         -         -

Extraordinary gain (1)              -          -      3.4         -         -
                            ---------  ---------  -------   -------   -------
Net income (loss)                (6.2)     106.7     26.9     (12.7)      8.5

Dividends and accretion
 on preferred stock (2)             -        3.6      5.2       5.4       2.8
                            ---------  ---------  -------   -------   -------
Net income (loss) applicable
 To common stockholders     $    (6.2) $   103.1  $  21.7   $ (18.1)  $   5.7
                            =========  =========  =======   =======   =======
Net income (loss) per
 common share:
  Basic:
    Continuing operations   $     .95  $     .70  $   .16   $  (.18)  $   .06
    Discontinued operations      (.99)         -        -         -         -
    Extraordinary gain              -          -      .03         -         -
                            ---------  ---------  -------   -------   -------
       Net income (loss)    $    (.04) $     .70  $   .19   $  (.18)      .06
                            =========  =========  =======   =======   =======
  Diluted:
    Continuing operations   $     .94  $     .67  $   .15   $  (.18)  $   .05
    Discontinued operations      (.98)         -        -         -         -
    Extraordinary gain              -          -      .03         -         -
                            ---------  ---------  -------   -------   -------
       Net income (loss)    $    (.04) $     .67  $   .18   $  (.18)  $   .05
                            =========  =========  =======   =======   =======

Total assets                $ 1,928.4  $ 1,455.8  $ 946.8   $ 810.9   $ 722.5
                            =========  =========  =======   =======   =======
Long-term obligations
 (including current portion)
 and redeemable stocks      $   827.4  $   514.2  $ 296.7   $ 288.6   $ 166.3
                            =========  =========  =======   =======   =======
Dividends on Common Stock   $       -  $       -  $     -   $     -   $     -
                            =========  =========  =======   =======   =======
-----------------

(1) Extraordinary gain for 1995 is due to the extinguishment of an R&B debt obligation.
(2)  In 1995,  Falcon's Series A Convertible Preferred Stock  was  converted into approximately 15.6 million shares of common stock and in 1996, R&B's $1.625 Convertible Preferred Stock was converted into approximately 10.2 million shares of common stock.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combination

   On July 10, 1997, Falcon Drilling Company, Inc. ("Falcon") and Reading & Bates Corporation ("R&B") announced that they had agreed to combine their companies under a new company -- R&B Falcon Corporation ("R&B Falcon") (the "Merger"). On December 23, 1997, the Merger was approved by both companies' shareholders and on December 31, 1997 the Merger was consummated. Each outstanding share of common stock of Falcon was converted into one share of R&B Falcon and each outstanding share of common stock of R&B was converted into 1.18 shares of R&B Falcon. The Merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of R&B and Falcon.

Results of Operations

   The Company reported a net loss for 1997 of $6.2 million ($.04 net loss per share) compared to net income of $106.7 million ($.70 earnings per share after preferred stock dividends of $3.6 million) for 1996 and net income of $26.9 million ($.19 earnings per share after preferred stock dividends of $5.2 million) for 1995. Included in the 1997 results are merger expenses of $66.4 million and losses related to discontinued operations of $162.2 million. Included in the 1995 results is an extraordinary gain of $3.4 million related to the extinguishment of a debt obligation.

   Operating Revenues
                                          Years Ended December 31,
                                        ---------------------------
    Operating Revenues (in millions)     1997       1996     1995
                                        -------   -------   -------
       Deepwater                        $ 348.8   $ 211.8   $ 104.6
       Shallow water                      321.7     224.9     161.8
       Inland water                       271.6     172.9     123.9
                                        -------   -------   -------
            Total                       $ 942.1   $ 609.6   $ 390.3
                                        =======   =======   =======

   Operating revenues are primarily a function of dayrates and utilization. Operating revenues from 1996 to 1997 increased $332.5 million due to the following: The deepwater fleet increased $137.0 million primarily due to an increase in dayrates for the semisubmersibles and due to the addition of two drillships. The shallow water fleet increased $96.8 million primarily due to an increase in dayrates for the jack-up fleet. The inland water fleet increased $98.7 million primarily due to an increase in dayrates and utilization for the domestic and workover barges, and due to the purchase of 68 tugs and 44 utility barges during 1997. See "Purchases of Equipment".

   Operating revenues from 1995 to 1996 increased $219.3 million due to the following: The deepwater fleet increased $107.2 million primarily due to an increase in dayrates for the semisubmersibles and due to the purchase of drillships in 1996. The shallow water fleet increased $63.1 million primarily due to an increase in dayrates for the jack-up fleet and due to the addition of four jack-ups in late 1995. The inland water fleet increased $49.0 million primarily due to an increase in dayrates and utilization for the domestic barges. See "Purchases of Equipment".

   The Company earned revenues of $167.6 million, $69.6 million and $3.6 million for 1997, 1996 and 1995, respectively, as a result of equipment acquisitions. See "Purchases of Equipment".

   Operating Expenses
                                         Years Ended December 31,
                                       ---------------------------
   Operating Expenses (in millions)      1997      1996      1995
                                       -------   -------   -------
       Deepwater                       $ 141.6   $  91.1   $  58.1
       Shallow water                     151.8     128.3     113.0
       Inland water                      154.2     110.2      78.2
                                       -------   -------   -------
            Total                      $ 447.6   $ 329.6   $ 249.3
                                       =======   =======   =======

   Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for an offshore unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding mobilization revenue is recognized, in which case such operating expenses are expensed as incurred.

     Operating expenses from 1996 to 1997 increased $118.0 million due to the following: The deepwater fleet increased $50.5 million primarily due to the addition of two drillships and the purchase of an FPSS vessel. The shallow water fleet increased $23.5 million primarily due to the change in the geographic location of the jack-up fleet from one year to the next. The inland water fleet increased $44.0 million primarily due to the increased utilization of the domestic barges, and due to the purchase of 68 tugs and 44 utility barges during 1997. See "Purchases of Equipment".

     Operating expenses from 1995 to 1996 increased $80.3 million due to the following: The deepwater fleet increased $33.0 million primarily due to the purchase of drillships in 1996. The shallow water fleet increased $15.3 million primarily due to the purchase of four jack-ups in late 1995. The inland water fleet increased $32.0 million primarily due to the increased utilization of the domestic barges. See "Purchases of Equipment".

   Depreciation
                                          Years Ended December 31,
                                         ---------------------------
                                           1997      1996      1995
                                         -------   -------   -------
   Depreciation (in millions)            $  82.9   $  62.3   $  46.9
                                         =======   =======   =======

   The increase in depreciation expense in each of 1996 and 1997 is primarily due to the purchase and/or significant upgrades of rigs and inland marine vessels.

   General and Administrative Expenses

                                          Years Ended December 31,
                                         ---------------------------
                                           1997      1996     1995
                                         -------   -------   -------
    General and Administrative
      Expenses (in millions)             $  51.9   $  37.0   $  29.2
                                         =======   =======   =======

   General and administrative expenses increased $14.9 million in 1997 compared to 1996 primarily due to increases in payroll and related expenses associated with employee incentive plans.

   General and administrative expenses increased $7.8 million in 1996 compared to 1995 primarily due to increases in payroll and related expenses associated with employee incentive plans and a $2.2 million charge related to severance benefits for two executives whose employment was terminated during 1996.

   Merger Expenses

   In connection with the Merger between R&B and Falcon, the Company recorded $66.4 million of merger expenses in the fourth quarter of 1997. Merger expenses consisted primarily of employment contract termination fees associated with executives of R&B, the acceleration of unearned compensation of certain stock grants previously awarded to certain R&B employees, fees for investment bankers, attorneys, and accountants, and printing and other related costs.

   Interest Expense
                                          Years Ended December 31,
                                         ---------------------------
                                           1997      1996      1995
                                         -------   -------   -------
   Interest Expense, net of interest
      capitalized (in millions)          $  46.3   $  43.0   $  34.6
                                         =======   =======   =======

   Despite an increase in capitalized interest during 1997 as compared to 1996 primarily due to the capitalization of interest related to significant upgrade and new build projects, interest expense increased by $3.3 million. This increase is primarily attributable to increased borrowings under the Company's credit facilities. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior
Subordinated Convertible Debentures due 1998 for the year ended December 31, 1997 was $2.6 million.

   The $8.4 million increase in interest expense in 1996 as compared to 1995 is primarily attributable to increased borrowings under the Company's revolving credit facilities and the issuance by Falcon of $120.0 million in senior notes in 1996. This was partially offset by the 1996 capitalization of interest related to the significant refurbishment and upgrade of a drillship. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 for the year ended December 31, 1996 was $2.2 million.

   Income Tax Expense
                                           Years Ended December 31,
                                         ---------------------------
                                           1997      1996     1995
                                         -------   -------   -------
   Income Tax Expense (in millions)      $  84.7   $  27.0   $   6.3
                                         =======   =======   =======

   The increases in income tax expense in each of 1996 and 1997 were primarily due to increases in the Company's pretax income.

   Minority Interest
                                           Years Ended December 31,
                                         ---------------------------
                                           1997      1996      1995
                                         -------   -------   -------
   Minority Interest (in millions)       $   9.4   $   6.7   $   2.8
                                         =======   =======   =======

   Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported income in 1997, 1996 and 1995 of $36.9, $26.3 and $5.6 million, respectively. The ownership percentage attributable to stockholders other than the Company was 25.6%, 25.6% and 25.7% for the years ending December 31, 1997, 1996 and 1995, respectively.

Purchases of Equipment

   The following is a summary of significant equipment purchases by the Company during the last three years.

1997

   - In January 1997, the Company purchased the "PEREGRINE VI" (ex "COASTAL GOLDEN"), a bulk carrier, for approximately $7.5 million.

   -    In June 1997, the Company purchased the "PEREGRINE VII" (ex "DEEPSEA
     WORKER"),   a  purpose-built  dynamically  positioned  drillship   for
     approximately $33.8 million.

   -      In   the  third  quarter  of  1997,  the  Company  purchased  the semisubmersible accommodation unit "RIG 82" (ex "ALLEGHENY") for approximately $34.2 million.

   - In October 1997, the Company purchased a cantilevered, mat-supported jack-up for $22.0 million.

   - In November 1997, the Company purchased the "PEREGRINE VIII" (ex "KASSOS"), a bulk carrier, for $9.2 million.

   - During the fourth quarter of 1997, the Company purchased three offshore supply vessels for an aggregate cost of $7.5 million.

   - During 1997, the Company purchased 68 tugs and 44 utility barges for an aggregate cost of $49.0 million.

1996

   -     In  January 1996, the Company purchased a drilling barge for  $6.0 million.

   - In February 1996, the Company purchased the "PEREGRINE II", a dynamically positioned drillship, for $24.1 million.

   - In May 1996, the Company purchased the "PEREGRINE III", a dynamically positioned drillship, for $34.5 million.

   - In September 1996, the Company purchased the floating production storage and shuttle (FPSS) vessel, the "SEILLEAN", for $42.2 million.

   - In December 1996, the Company purchased the "FALCON DUCHESS", a conventionally moored drillship, for $5.0 million in cash and $15.0 million in shares of the Company's common stock.

   - In December 1996, the Company purchased a substantially completed drillship hull (the "PEREGRINE IV") for approximately $8.0 million.

1995

   - In September 1995, the Company purchased two cantilevered mat-supported jack-ups, two slot-type mat-supported jack-ups and one submersible all for $37.8 million.

   - In September 1995, the Company purchased the "PEREGRINE I", a dynamically positioned drillship, for $9.8 million.

   -    In September 1995, the Company purchased the support vessel "IOLAIR".

   - In September 1995, the Company purchased the second-generation semisubmersible drilling unit "J.W. McLEAN". In connection with the purchase of the "J.W. McLEAN" the Company issued 1.5 million shares of the Company's common stock.

   - In the fourth quarter of 1995, the Company purchased three posted barge drilling rigs for an aggregate purchase price of $12.2 million.

Sale/Lease-back of Drilling Unit

   In  November 1995, the Company entered into a sale/lease-back of the "M.
G. HULME, JR." and agreed to lease the drilling unit for ten years. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease. In addition, the lease contains a provision which allows the Company to repurchase the drilling unit at the end of the lease for a fair market price, but not to exceed a pre-established maximum price.

Oil & Gas Activities

   In October 1995, the Company purchased an approximate 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from Enserch Exploration, Inc. ("Enserch") who was the operator at that time. Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, had a 40% working interest in the project and Enserch had retained the remaining 40% working interest. In the third quarter of 1997, the Company acquired an additional 20% working interest in the Allegheny field and British-Borneo Petroleum, Inc., the new operator, acquired the remaining 60% working interest in the field. As of December 31, 1997, the Company had accumulated costs related to its ownership in such project of approximately $41.2 million which are included in Net Liabilities of Discontinued Operations.

   In July 1996, the Company entered into an agreement with Shell Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the U.S. Gulf of Mexico with terms that if the results were positive the Company would earn a working interest. The estimated cost to drill the appraisal well, which was drilled in the first quarter of 1997 and was suspended as a potential producer, was approximately $12.1 million. In February 1997, Shell Offshore Inc. waived its election to remain a working interest owner in the East Boomvang, North Boomvang and East Bequia prospects ("Boomvang"), but retained an overriding royalty interest in the three prospects. In July 1997, the Company entered into an agreement with Norcen Explorer, Inc. ("Norcen") whereby an appraisal well on the North Boomvang prospect would be drilled primarily at Norcen's expense (up to an agreed upon cap) in exchange for a working interest in Boomvang. In August 1997, drilling commenced on the North Boomvang prospect and the well was completed in the fourth quarter of 1997 and suspended as a potential producer pending a decision to proceed with commercial development. As of December 31, 1997, the Company had accumulated costs related to its ownership in East Boomvang and North Boomvang of approximately $21.5 million which are included in Net Liabilities of Discontinued Operations.

   In March 1998, the Company decided to divest its oil and gas business, and expects such divestiture to occur by March 1999. The Company's oil and gas business has been accounted for as a discontinued operation in the financial statements included in this report. The Company recorded a charge of $78.8 million for losses on ultimate disposal and operations until disposal. See Note L of Notes to Consolidated Financial Statements.

Year 2000

   The Company is currently in the process of evaluating its computer software programs and operating systems to ensure such programs and systems will be able to process transactions in the year 2000. However, the Company does not expect that such costs to modify its programs and systems will be material to its financial condition or results of operations. The Company does not currently have information concerning the year 2000 compliance of its suppliers and customers. In the event the Company's major suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's operations could be adversely affected.

Accounting Pronouncements

   In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which became effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or consolidated financial position.

   In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") was issued. SFAS 123 requires either recognition of compensation expense in the financial statements for those companies that adopt the fair value based accounting method or expanded disclosure of pro forma net income and earnings per share information for those companies that retain the current accounting method set forth in Accounting Principles Board (APB) Opinion 25,
Accounting for Stock Issued to Employees. The Company follows the accounting method set forth in APB 25 and provides the expanded disclosure requirements. See Note H of Notes to Consolidated Financial Statements.

   In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") was issued. SFAS 128 establishes revised standards for computing and presenting earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and restated all prior periods presented.

   In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently reported net income (loss) attributable to common stockholders.

   In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company will adopt SFAS 131 in 1998.

                      LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $342.8 million for 1997, compared to $167.3 million and $56.0 million for 1996 and 1995, respectively. The increases in each year were primarily the result of improved operating results from continuing operations.

   Net cash used in investing activities was $611.0 million for 1997, compared to $365.1 million for 1996 and $101.3 million for 1995. The increases in each year were due to increasing levels of capital expenditures, primarily related to rig and vessel acquisitions and the expansion of the Company's deepwater drilling rig fleet.

   Net cash provided in financing activities was $301.2 million for 1997, compared to $319.6 million for 1996 and $55.7 million for 1995. The decrease in net cash provided by financing activities in 1997 over 1996 was primarily the result of a decline in proceeds from the issuance of common stock more than offsetting increased borrowings under two credit facilities with two syndicates of commercial banks. The increase in net cash provided by financing activities for 1996 over 1995 was primarily the result of increased borrowings and increased issuance of common stock.

   Net cash used in discontinued operations was $105.3 million for 1997, compared to $39.2 million for 1996 and $12.4 million for 1995. The increases in each year were due to increasing levels of purchases of oil and gas properties.

   At December 31, 1997, the Company had approximately $233.9 million in the aggregate of cash, cash equivalents, short-term investments and borrowing capacity under its revolving credit facilities.

   During 1998 and 1999, the Company expects to spend approximately $1.4 billion to expand and upgrade its operating rig fleet. Approximately $1.1 billion of this total will be expended in connection with the expansion of the Company's deepwater rig fleet. The remaining expected capital expenditures of approximately $300.0 million would be used to reactivate currently idle barge drilling rigs and upgrade the Company's existing rig fleet.

   The  following are the significant capital expenditure projects  of  the
Company:

   "DEEPWATER PATHFINDER". This is a dynamically positioned drillship being constructed for a joint venture in which the Company owns a 50% interest. The estimated cost is approximately $235.0 million plus capitalized interest, with delivery expected to be in 1998. The Company's portion of the project is expected to be funded through working capital and project financing which is expected to be provided by a third party on a limited recourse basis.

   "DEEPWATER FRONTIER". This is a dynamically positioned drillship being constructed for a joint venture in which the Company owns a 60% interest. The estimated cost is approximately $240.0 million plus capitalized interest, with delivery expected to be in the first quarter of 1999. The Company's portion of the project is expected to be funded through working capital and project financing of the joint venture which is expected to be provided by a third party on a limited recourse basis. During 1997, the Company had advanced approximately $46.4 million to the joint venture which was reimbursed in November 1997, after financing was obtained by the joint venture. The Company has agreed to guarantee repayment of 60% of the $175.0 million financing which was obtained.

   Drillship III. This is a dynamically positioned drillship being constructed by the Company at an estimated cost of approximately $245.0 million plus capitalized interest. Delivery of the drillship is expected to be in the third quarter of 1999. The cost of this drillship is expected to be funded through non-recourse project financing. As of December 31, 1997, the Company had spent approximately $40.5 million on this project which is included in "Property and Equipment: Drilling".

   "RBS-6". The Company has entered into a letter of intent with Shell Deepwater Development Inc. ("Shell") to build a new generation ultra deepwater moored semisubmersible to be used by Shell under a five year drilling contract. The estimated cost of the unit is approximately $280.0 million plus capitalized interest and other non-hardware costs and delivery of the unit is scheduled for the first quarter of 2000. The drilling contract is being structured to facilitate non-recourse financing by the Company by using the five year contract with Shell as the primary financing collateral. As of December 31, 1997, the Company had spent approximately $15.2 million which is included in "Property and Equipment: Drilling".

   "PEREGRINE IV". This is a dynamically positioned drillship being constructed by the Company at an estimated cost of approximately $160.0 million plus capitalized interest. Delivery is expected in the fourth quarter of 1998. As of December 31, 1997, the Company had spent approximately $52.8 million on this project which is included in "Property and Equipment: Drilling".

   "PEREGRINE VI". This is a dynamically positioned drillship being constructed by the Company at an estimated cost of approximately $200.0 million plus capitalized interest. Delivery is expected in the first quarter of 1999. As of December 31, 1997, the Company had spent approximately $36.8 million on this project which is included in "Property and Equipment: Drilling".

   "PEREGRINE  VII".  This is a dynamically positioned drillship  that  was purchased by the Company in 1997 for $33.8 million. It is currently undergoing an upgrade that is expected to cost approximately $120.0 million plus capitalized interest. Delivery of the drillship is expected in the fourth quarter of 1998. As of December 31, 1997, the Company had spent approximately $61.4 million on this project which is included in "Property and Equipment: Drilling".

   "PEREGRINE VIII". This is a dynamically positioned drillship being constructed by the Company at an estimated cost of approximately $200.0 million plus capitalized interest. Delivery is expected in the third quarter of 1999. As of December 31, 1997, the Company had spent approximately $21.7 million on this project which is included in "Property and Equipment: Drilling".

   "FALCON 100". This is a second-generation semisubmersible that was purchased by the Company in 1995 and is being upgraded to third-generation capability at an estimated cost of $65.0 million plus capitalized interest. Delivery is expected in the fourth quarter of 1998. As of December 31, 1997, the Company had spent approximately $14.2 million on this project which is included in "Property and Equipment-Drilling".

   The Company's cash on hand and available borrowing capacity together with its expected future cash flows will likely be insufficient to fully fund its currently expected capital spending program. Accordingly, during the first half of 1998, the Company will initiate a debt refinancing program which is planned to retire substantially all of the Company's existing subsidiary debt obligations and provide the liquidity necessary to complete its capital spending plans. This debt refinancing program is intended to include a new $500.0 million revolving credit facility and an approximate $1.0 billion bond financing. The Company has received a $500.0 million revolving credit commitment from a financial institution, which commitment is subject to, among other things, successful completion of a bond offering and retirement of substantially all of the Company's existing subsidiary debt obligations.

   Future cash flows and credit market conditions are subject to a number of uncertainties. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinates of cash flow from the Company's operations. There can be no assurance that internally generated cash resources and externally provided capital will be sufficient to fund the Company's liquidity requirements. Should conditions occur that significantly delay or otherwise impede the Company's refinancing plan, management believes that the Company could delay capital spending programs or alternatively sell assets in order to maintain adequate liquidity to meet its needs.

   At December 31, 1997, approximately $49.8 million of total consolidated cash, cash equivalents and short-term investments of $100.9 million were restricted from the Company's use outside of Drilling's activities. See Note A of Notes to Consolidated Financial Statements.

   In 1998, the Company will begin recording income taxes at the full statutory rates as tax benefit carryforwards will no longer be reserved.

   The impact of inflation on the Company's operations for the three years ended December 31, 1997 has not been material.

Public Equity Offerings

1996

   In December 1996, Falcon sold 6.4 million shares of its common stock in a public offering, resulting in net proceeds of approximately $108.5 million. Proceeds were used primarily for the purchase of drilling equipment. See Note G of Notes to Consolidated Financial Statements.

1995

   In August 1995, Falcon sold 8.5 million shares of its common stock in a public offering, resulting in net proceeds of approximately $34.4 million. Proceeds were used primarily for the purchase of drilling equipment. See Note G of Notes to Consolidated Financial Statements.

   In November 1995, Falcon sold 6.4 million shares of its common stock in a public offering, resulting in net proceeds of approximately $30.9 million. Proceeds were used primarily for the purchase of drilling equipment. See Note G of Notes to Consolidated Financial Statements.

Debt Offerings

1996

   Pursuant to an offering in March 1996, Falcon issued $120.0 million principal amount of 8 7/8% Senior Notes resulting in net proceeds of approximately $116.0 million. See Note C of Notes to Consolidated Financial Statements.

1995

   Pursuant to an offering in March 1995, Falcon issued $50.0 million principal amount of Subordinated Notes resulting in net proceeds of approximately $48.0 million. See Note C of Notes to Consolidated Financial Statements.

Credit Facilities

   CBK Facility. The Company has entered into a credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") as agent for a syndicate of banks (including itself). The CBK Facility consists of a $400.0 million reducing revolving credit facility to be utilized for revolving loans and/or issuance of standby letters of credit (subject to a maximum of $30.0 million). At December 31, 1997, there were no letters of credit outstanding under the CBK Facility, leaving $48.0 million available for revolving loans and/or issuance of standby letters of credit (maximum of $30.0 million). In addition, the Company has entered into a separate $20.0 million letter of credit agreement with Christiania Bank og Kreditkasse. At December 31, 1997, $9.2 million was available under such agreement. See Notes C and D of Notes to Consolidated Financial Statements.

   Paribas Facility. The Company has entered into a revolving credit facility agreement with Banque Paribas (the "Paribas Facility") as agent for a syndicate of banks (including itself). The Paribas Facility consists of (i) a $25.0 million secured revolving loan facility, maturing in November 1999, (ii) a $60.0 million secured revolving loan facility maturing in November 1998 and (iii) a $130.0 million unsecured revolving loan facility maturing in October 1998. At December 31, 1997, there were available borrowings of $85.0 million under the Paribas Facility. See Note C of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                R&B FALCON CORPORATION AND SUBSIDIARIES
                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
R&B Falcon Corporation

We have audited the accompanying consolidated balance sheets of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B Falcon Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/Arthur Andersen LLP

Houston, Texas
March 24, 1998

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                        December 31, 1997 and 1996
                    (in millions except share amounts)

                                                    1997       1996
 ASSETS                                          ---------   ---------
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                     $    55.5   $   127.8
   Short-term investments                             45.4        16.3
   Accounts receivable:
    Trade, net                                       165.1       128.9
    Other                                             22.3        14.8
   Materials and supplies inventory                   15.1        13.4
   Other current assets                               13.1         5.5
                                                 ---------   ---------
    Total current assets                             316.5       306.7
                                                 ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                        1,925.9     1,412.9
   Other                                              81.1        14.1
                                                 ---------   ---------
    Total property and equipment                   2,007.0     1,427.0
   Accumulated depreciation                         (426.3)     (355.3)
                                                 ---------   ---------
    Net property and equipment                     1,580.7     1,071.7
                                                 ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                    31.2        26.3
                                                 ---------   ---------
 NET ASSETS OF DISCONTINUED OPERATIONS                 -          51.1
                                                 ---------   ---------
 TOTAL ASSETS                                    $ 1,928.4   $ 1,455.8
                                                 =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Long-term obligations due within one year     $   135.2   $    14.3
   Accounts payable - trade                           51.5        44.6
   Accrued liabilities                               144.7        52.5
                                                 ---------   ---------
    Total current liabilities                        331.4       111.4
 LONG-TERM OBLIGATIONS                               692.2       499.9
 OTHER NONCURRENT LIABILITIES                         38.6        52.1
 DEFERRED INCOME TAXES                                76.8        29.6
 NET LIABILITIES OF DISCONTINUED OPERATIONS            5.8         -
                                                 ---------   ---------
    Total liabilities                              1,144.8       693.0
                                                 ---------   ---------
 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                    55.6        46.1
                                                 ---------   ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 550,000,000
    shares authorized, 164,312,224 shares and
    163,398,663 shares issued and outstanding
    at December 31, 1997 and 1996, respectively        1.6         1.6
  Capital in excess of par value                     631.4       630.8
  Retained earnings                                   96.3       102.5
  Other                                               (1.3)      (18.2)
                                                 ---------   ---------
     Total stockholders' equity                      728.0       716.7
                                                 ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,928.4   $ 1,455.8
                                                 =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions except per share amounts)

                                               Years Ended December 31,
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
OPERATING REVENUES                           $  942.1  $  609.6  $  390.3
                                             --------  --------  --------
COSTS AND EXPENSES:
  Operating expenses                            447.6     329.6     249.3
  Depreciation                                   82.9      62.3      46.9
  General and administrative                     51.9      37.0      29.2
  Merger expenses                                66.4       -         -
                                             --------  --------  --------
     Total costs and expenses                   648.8     428.9     325.4
                                             --------  --------  --------
OPERATING INCOME                                293.3     180.7      64.9
                                             --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense, net of interest
   capitalized                                  (46.3)    (43.0)    (34.6)
  Interest income                                 5.8       3.4       3.0
  Other, net                                     (2.7)     (1.0)      (.7)
                                             --------  --------  --------
     Total other income (expense)               (43.2)    (40.6)    (32.3)
                                             --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX EXPENSE, MINORITY INTEREST
  AND EXTRAORDINARY GAIN                        250.1     140.1      32.6
                                             --------  --------  --------
INCOME TAX EXPENSE:
  Current                                        39.3       6.3       2.9
  Deferred                                       45.4      20.7       3.4
                                             --------  --------  --------
     Total income tax expense                    84.7      27.0       6.3
                                             --------  --------  --------
MINORITY INTEREST                                (9.4)     (6.7)     (2.8)
                                             --------  --------  --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY GAIN                    156.0     106.4      23.5
                                             --------  --------  --------
DISCONTINUED OPERATIONS:
  Income (loss) from operations                 (83.4)       .3        -
  Loss on disposal                              (78.8)       -         -
                                             --------  --------  --------
     Total discontinued operations             (162.2)       .3        -
                                             --------  --------  --------
EXTRAORDINARY GAIN                                 -         -        3.4
                                             --------  --------  --------
NET INCOME (LOSS)                                (6.2)    106.7      26.9
DIVIDENDS ON PREFERRED STOCK                       -        3.6       5.2
                                             --------  --------  --------
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS                         $   (6.2) $  103.1  $   21.7
                                             ========  ========  ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations                   $     .95 $     .70 $     .16
     Discontinued operations                      (.99)      -         -
     Extraordinary gain                             -        -         .03
                                             --------- --------- ---------
       Net income (loss)                     $    (.04)$     .70 $     .19
                                             ========= ========= =========
  Diluted:
     Continuing operations                   $     .94 $     .67 $     .15
     Discontinued operations                      (.98)      -         -
     Extraordinary gain                             -        -         .03
                                             --------- --------- ---------
       Net income (loss)                     $    (.04)$     .67 $     .18
                                             ========= ========= =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         164.1     147.4     115.7
                                             ========  ========  ========
  Diluted                                       166.2     157.7     121.8
                                             ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)

                                              Years Ended December 31,
                                            ----------------------------
                                               1997      1996     1995
                                            --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   (6.2) $  106.7  $   26.9
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation                                82.9      62.3      46.9
    Gain on dispositions of property
      and equipment                             (6.9)     (3.7)     (0.3)
    Deferred income taxes                       49.9      15.9       3.4
    Recognition of deferred expenses             7.1       8.0       9.2
    Deferred compensation                       17.8       3.2       0.2
    Minority interest in income of
      consolidated subsidiaries                  9.4       6.7       2.8
    Loss (income) from discontinued
      operations                               162.2       (.3)       -
    Extraordinary gain from extinguishment
      of debt                                     -         -       (3.4)
    Changes in assets and liabilities:
      Accounts receivable, net                 (39.8)    (56.1)    (17.0)
      Materials and supplies inventory          (1.4)     (2.3)     (0.5)
      Deferred charges and other assets        (19.6)     (8.2)     (8.1)
      Accounts payable - trade                   6.9       9.2     (14.7)
      Accrued interest                           7.1       6.2       5.4
      Accrued liabilities                       74.6      13.5      10.5
      Other, net                                (1.2)      6.2      (5.3)
                                            --------  --------  --------
        Net cash provided by
          operating activities                 342.8     167.3      56.0
                                            --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment        10.4       3.9      53.1
  Purchases of property and equipment,
    exclusive of noncash items                (593.2)   (352.3)   (155.9)
  Sale (purchase) of short-term investments    (29.1)    (15.5)      2.4
  Other                                           .9      (1.2)      (.9)
                                            --------  --------  --------
    Net cash used in investing activities     (611.0)   (365.1)   (101.3)
                                            --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on short-term
    obligations                                   -         -      (12.2)
  Net proceeds from revolving credit
    facilities                                 316.0     141.0      20.0
  Proceeds from long-term obligations           38.0     120.0      80.0
  Principal payments on long-term
    obligations                                (49.6)    (45.8)    (92.1)
  Dividends paid on preferred stock               -       (3.6)     (5.2)
  Distribution to minority shareholders
    of consolidated subsidiaries                  -       (5.1)     (1.8)
  Issuance of common stock, net                  2.7     110.7      70.4
  Other                                         (5.9)      2.4      (3.4)
                                            --------  --------  --------
    Net cash provided by financing
      activities                               301.2     319.6      55.7
                                            --------  --------  --------

CASH USED IN DISCONTINUED OPERATIONS          (105.3)    (39.2)   (12.4)
                                            --------  --------  -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (72.3)     82.6     (2.0)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                        127.8      45.2      47.2
                                             --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $   55.5  $  127.8  $   45.2
                                             ========  ========  ========
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized
   interest                                  $   36.5  $   35.2  $   29.4
  Income taxes paid                          $   13.9  $    5.7  $    3.0
  Noncash investing activities:
    Purchase of property and equipment
     in exchange for equity or debt          $    8.0  $   30.9  $   31.0
    Purchase of property included in
     discontinued operations in
     exchange for debt                       $     -   $     -   $   12.0

The accompanying notes are an integral part of the consolidated financial statements.

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                For the Three Years Ended December 31, 1997
                               (in millions)

                                 Common Stock
                                 ------------   Capital in Retained
                                        Amount  Excess of  Earnings
                                Shares    (1)   Par Value (Deficit)   Other
                                ------  ------  ---------  -------   -------

Balances at December 31, 1994    102.3   $ 1.0   $ 361.5   $(22.3)   $ (1.1)

Net income                                                   26.9
Dividends paid on
  preferred stock                                            (5.2)
Conversion of preferred stock     15.6      .2      14.2
Purchase of assets                 2.9              21.0
Activity in Company stock plans    7.3      .1       8.2                 .2
Restricted stock grant              .6               7.5               (7.6)
Issuance of common stock          14.8      .1      65.2
Additional minimum liability                                            (.3)
Other                                                 .2                (.2)
                                 -----   -----   -------   ------   -------
Balances at December 31, 1995    143.5     1.4     477.8      (.6)     (9.0)

Net income                                                  106.7
Dividends paid on peferred
  stock                                                      (3.6)
Conversion of preferred
  stock                           10.2      .1       2.9
Purchase of assets                  .8              15.0
Activity in Company stock plans    1.9              13.0                 .1
Restricted stock grant              .6              13.8              (10.6)
Issuance of common stock           6.4      .1     108.4
Additional minimum liability                                            1.2
Other                                                (.1)                .1
                                 -----   -----   -------   -------   ------
Balances at December 31, 1996    163.4     1.6     630.8     102.5    (18.2)

Net loss                                                      (6.2)
Activity in Company stock plans    1.2               8.9
Restricted stock grant                                .9                6.8
Acceleration of stock grants       (.3)             (9.3)              10.1
Other                                                 .1
                                 -----   -----   -------   -------   -------
Balances at December 31, 1997    164.3   $ 1.6   $ 631.4   $  96.3   $  (1.3)
                                 =====   =====   =======   =======   =======

____________________
(1) Amounts less than one-tenth of a million are not shown.

The accompanying notes are an integral part of the consolidated financial statements.


                           R&B FALCON CORPORATION
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ______________

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION - The consolidated financial statements include the accounts of R&B Falcon Corporation ("R&B Falcon") and its subsidiaries (collectively, the "Company"), including Reading & Bates Corporation ("R&B"), Falcon Drilling Company, Inc. ("Falcon"), and its majority-owned (approximately 74.4%) subsidiary Arcade Drilling AS ("Drilling"). Investments in unconsolidated investees are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997, $4.4 million of the cash and cash equivalents balance related to Drilling. Such cash and cash equivalents balance as well as the short-term investments discussed below, are available to Drilling for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 among Drilling, Transocean Offshore Inc. (as successor to Sonat Offshore Drilling Inc.) and R&B which restrictions preclude R&B from borrowing any cash from Drilling unless (i) Transocean is offered a pro-rata loan (based on stock ownership in Drilling) on similar terms and (ii) any such loan(s) otherwise comply with applicable laws. Drilling declared a distribution of approximately $14.3 million in the first quarter of 1996, of which the Company received approximately $10.6 million.

   SHORT-TERM INVESTMENTS - Short-term investments consist of interest-bearing deposits with a commercial bank with an original maturity greater than three months but less than one year from the date of the investment. At December 31, 1997, all of the short-term investments balance related to Drilling (see CASH AND CASH EQUIVALENTS above).

   MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Drilling units and marine equipment are depreciated under the straight-line method. Estimated useful lives range from three to twenty-five years. Gain (loss) on disposal of properties is credited (charged) to income. The amount of construction in progress included in drilling equipment at December 31, 1997 and 1996 was $255.0 million and $99.3 million, respectively. Certain barge drilling rigs and other related equipment are being held in non-operating status pending modification and decisions regarding their deployment. Management believes their market value exceeds their net book value of $14.4 million and $17.8 million at December 31, 1997 and 1996, respectively.

   INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes.

   REVENUE RECOGNITION - Revenues are recognized as they are earned. Proceeds associated with the early termination of a contract are recorded as deferred income and recognized as contract revenues over the remaining term of the contract or until such time as the mobile offshore unit begins a new contract. There were no such amounts deferred at December 31, 1997 or 1996. In addition, when a unit's mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location, the remaining amount is recognized over the primary term of the contract.

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the years ended December 31, 1997, 1996 and 1995 was $10.8 million, $4.9 million and $.4 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income amounted to a net loss of $.4 million in 1997 and a net gain of $.8 million and $.2 million in 1996 and 1995, respectively. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract was intended to reduce currency risk from exchange rate movements. Insignificant gains and losses were deferred and accounted for as part of the underlying transaction. At December 31, 1997, the Company did not have any outstanding forward exchange contracts. During 1997 and 1995 the Company did not enter into any forward exchange contracts.

   MINORITY INTEREST - Minority interest relates primarily to the results of Drilling, which owns the drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR." The ownership percentage of Drilling attributable to stockholders other than the Company was 25.6%, 25.6% and 25.7% for the years ending December 31, 1997, 1996 and 1995, respectively. Drilling reported income in 1997, 1996 and 1995 of $36.9 million, $26.3 million and $5.6 million, respectively.

   EXTRAORDINARY  GAIN  -  In  December  1995,  the  Company  recorded   an
extraordinary gain of $3.4 million for the extinguishment of a debt obligation.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances and short-term investments with commercial banks throughout the world. The Company's cash equivalents and short-term investments generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 1997, 1996 and 1995.

   The Company's revenues were generated primarily from its drilling rigs. Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1997 and 1996 was $7.4 million and $3.4 million, respectively.

   INDUSTRY CONDITIONS - Results of operations and financial condition of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in exploration and production programs of oil and gas companies occur. These fluctuations can impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations.

   LIQUIDITY - The Company's cash on hand and available borrowing capacity together with its expected future cash flows will likely be insufficient to fully fund its currently expected capital spending program. Accordingly, during the first half of 1998, the Company will initiate a debt refinancing program which is planned to retire substantially all of the Company's existing subsidiary debt obligations and provide the liquidity necessary to complete its capital spending plans. This debt refinancing program is intended to include a new $500.0 million revolving credit facility and an approximate $1.0 billion bond financing. The Company has received a $500.0 million revolving credit commitment from a financial institution, which commitment is subject to, among other things, successful completion of a bond offering and retirement of substantially all of the Company's existing subsidiary debt obligations.

   Future cash flows and credit market conditions are subject to a number of uncertainties. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinates of cash flow from the Company's operations. There can be no assurance that internally generated cash resources and externally provided capital will be sufficient to fund the Company's liquidity requirements. Should conditions occur that significantly delay or otherwise impede the Company's refinancing plan, management believes that the Company could delay capital spending programs or alternatively sell assets in order to maintain adequate liquidity to meet its needs.

   NEWLY ISSUED ACCOUNTING STANDARDS - In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which became effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or financial position.

   In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") was issued. SFAS 123 requires either recognition of compensation expense in the financial statements for those companies that adopt the fair value based accounting method or expanded disclosure of pro forma net income and earnings per share information for those companies that retain the accounting method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. The Company follows the accounting method set forth in APB 25 and provides the expanded disclosure requirements (See Note H).

   In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") was issued. SFAS 128 establishes revised standards for computing and presenting earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and restated all prior period earnings per share data presented.

   In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently reported net income (loss) attributable to common stockholders.

   In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company will adopt SFAS 131 in 1998.

   ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(B)  BUSINESS COMBINATION

   On December 31, 1997, R&B and Falcon completed a business combination (merger) whereby each outstanding share of common stock of Falcon was converted into one share of R&B Falcon common stock and each outstanding share of common stock of R&B was converted into 1.18 shares of R&B Falcon common stock. The merger qualified as a tax-free exchange and has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of R&B and Falcon.

   There was one transaction between R&B and Falcon prior to the merger which resulted in an adjustment to the combined restated financial statements of R&B Falcon. In 1996, R&B sold the drilling unit, the "D.K. McINTOSH" to Falcon. The resulting gain of $3.8 million recorded by R&B has been eliminated from the accompanying financial statements.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 are as follows (in millions):

                                1997         1996        1995
                              -------      -------      -------
        Operating revenues
          R&B                 $ 424.2      $ 290.3      $ 212.8
          Falcon                517.9        319.3        177.5
                              -------      -------      -------
             Combined         $ 942.1      $ 609.6      $ 390.3
                              =======      =======      =======
        Extraordinary gain
          R&B                 $     -      $     -      $   3.4
          Falcon                    -            -            -
                              -------      -------      -------
             Combined         $     -      $     -      $   3.4
                              =======      =======      =======
        Net income (loss)
          R&B                 $ (73.5)     $  74.1      $  21.8
          Falcon                 67.3         32.6          5.1
                              -------      -------      -------
             Combined         $  (6.2)     $ 106.7      $  26.9
                              =======      =======      =======

   In connection with the merger, the Company recorded $66.4 million of expenses in the fourth quarter of 1997. Such expenses consist primarily of employment contract termination fees associated with executives of R&B, the acceleration of unearned compensation of certain stock grants previously awarded to certain R&B employees, fees for investment bankers, attorneys, and accountants, and printing and other related costs.

(C)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1997 and 1996 consisted of the following (in millions):
                                                           1997       1996
                                                         -------    -------
  Christiania Bank (1)                                   $ 352.0    $ 166.0
  Banque Paribas (2)                                       130.0          -
  8% Senior Subordinated Convertible Debentures, due
     December 1998 ("8% Debentures") (3)                    15.6       13.1
  8 7/8% Senior Notes, due March 2003
     ("8 7/8% Notes") (4)                                  120.0      120.0
  9 3/4% Senior Notes, due January 2001
     ("9 3/4% Notes") (5)                                  110.0      110.0
  12 1/2 % Subordinated Notes, due
     March 2005 ("12 1/2% Notes") (6)                       50.0       50.0
  Floating Rate Notes (7)                                   10.0       10.0
  NIC (8)                                                   25.3          -
  Deferred payment obligation (9)                            7.5        7.5
  Secured promissory note (10)                               6.4          -
  Chase Manhattan (11)                                         -       32.5
  Other debt obligations                                      .6        5.1
                                                         -------    -------
  Total                                                    827.4      514.2
  Less long-term obligations due within one year          (135.2)     (14.3)
                                                         -------    -------
  Long-term obligations                                  $ 692.2    $ 499.9
                                                         =======    =======
  __________________________

(1) The Company has entered into a credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") as agent for a syndicate of banks (including itself). The CBK Facility consists of a $400.0 million reducing revolving credit facility to be utilized for revolving loans and/or issuance of standby letters of credit (subject to a maximum of $30.0 million) (see Note D). The CBK Facility shall be reduced/repaid by five semi-annual installments of $37.0 million commencing in May 1999 and one final reduction/repayment of $215.0 million in November 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") (5.84375% at December 31, 1997) plus .85%. In addition, a fee of .85% per annum is paid on outstanding letters of credit and a commitment fee of .35% per annum is paid on the unused portion of the CBK Facility. At December 31, 1997, there were no letters of credit outstanding under the CBK Facility, leaving $48.0 million available for revolving loans and/or issuance of standby letters of credit (maximum of $30.0 million). The CBK Facility contains covenants which require R&B to meet certain ratios and working capital conditions, and is collateralized by vessel mortgages on fourteen of the drilling units owned by the Company, related assignments of insurance and earnings, and a pledge of the Company's shares of stock of Drilling. As of December 31, 1997, the Company was in compliance with the CBK Facility covenants, as amended.

(2) The Company has entered into a revolving credit facility agreement with Banque Paribas (the "Paribas Facility") as agent for a syndicate of banks (including itself). The Paribas Facility consists of (i) a $25.0 million tranche secured by accounts receivable, maturing in November 1999, (ii) a $60.0 million tranche secured by certain drilling rigs and receivables, maturing in November 1998 and (iii) a $130.0 million tranche that is unsecured, maturing in October 1998. At December 31, 1997, there were available borrowings of $85.0 million under the Paribas Facility. The facilities require Falcon to meet certain tests related to its net worth, interest coverage ratio, and current ratio, and places restrictions on dividends and investments by Falcon. The facility provides generally for interest at LIBOR plus 1% on the $25.0 million tranche, at LIBOR plus 1.5% on the $60.0 million tranche, and at LIBOR plus 1.75% on the $130.0 million tranche. The interest rate on the $130.0 million tranche increases by .50% during each calendar quarter commencing in the second quarter of 1998. The Company has paid fees to the banks in the aggregate amount of approximately $1.5 million in order to implement the facilities, and pays a commitment fee equal to (i) .375% per annum of the unused portion of the $25.0 million and $60.0 million tranches, and .20% per annum on the unused portion of the $130.0 million tranche.

(3) The 8% Debentures are convertible into the Company's common stock at $31.386 per share. Accrued interest associated with the 8% Debentures at December 31, 1997 and 1996, was $11.9 million and $11.9 million, respectively. The 8% Debentures were recorded at amounts equal to the net present value of their respective future cash payments required, discounted at 15%, which is the interest rate the Company believes it would have been required to pay to obtain financing of a similar nature from other sources during 1991. The face amount of the 8% Debentures and the related unamortized discount at December 31, 1997 totaled $18.6 million and $3.0 million, respectively. The face amount of the 8% Debentures and the related unamortized discount at December 31, 1996 totaled $18.6 million and $5.5 million, respectively.

(4) The 8 7/8% Notes were issued by Falcon pursuant to an offering in March 1996, resulting in net proceeds of approximately $116.0 million to the Company after deducting offering related expenses. The 8 7/8% Notes consist of $120.0 million principal amount and bear interest at a rate of 8 7/8%, payable semiannually on March 15 and September 15. The 8 7/8% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon. The 8 7/8% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9 3/4% Notes (defined below) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(5) The 9 3/4% Notes were issued by Falcon pursuant to an offering in January 1994 resulting in net proceeds of approximately $104.9 million to the Company after deducting offering related expenses. The 9 3/4% Notes consist of $110.0 million principal amount and bear interest at a rate of 9 3/4%, payable semiannually on January 15 and July 15. The 9 3/4% Notes are guaranteed by certain of the Company's subsidiaries. The 9 3/4% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(6) The 12 1/2% Notes were issued by Falcon pursuant to an offering in March 1995, resulting in net proceeds of approximately $48.0 million to the Company after deducting offering related expenses. The 12 1/2% Notes consist of $50.0 million principal amount and bear interest at a rate of 12 1/2%, payable semiannually on March 15 and September 15. The 12 1/2% Notes are subordinated to all other indebtedness of the Company except indebtedness that expressly provides it shall not be senior in right of payment to the 12 1/2% Notes.

(7) On February 23, 1994, Falcon issued $10.0 million of Floating Rate Notes which bear interest at LIBOR plus 3.5%. The principal amounts of the Floating Rate Notes are due in payments of $1.0 million, $2.0 million and $2.0 million on January 24 of 1998, 1999 and 2000, respectively, with the balance due January 24, 2001. The Floating Rate Notes are guaranteed by certain of the Company's subsidiaries. The Floating Rate Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(8) In April 1997, a wholly owned subsidiary of the Company entered into a five year $38.0 million loan agreement with Nissho Iwai Europe PLC ("NIC"). The loan is collateralized by a vessel mortgage on the "SEILLEAN" without recourse to the Company and bears interest at LIBOR plus 2%. Principal repayments are monthly based on the greater of the excess cash flow of the "SEILLEAN" or the outstanding principal balance divided by the remaining monthly periods of the loan. In addition, NIC has the option to purchase up to 10% of the ownership in the "SEILLEAN", any time prior to April 25, 2000, at a minimum price of $4.2 million.

(9) In September 1995, the Company entered into a $10.0 million deferred payment obligation in connection with the purchase of the support vessel "IOLAIR". The deferred payment obligation bears interest at a fixed rate of 8%. A principal repayment of $2.5 million was paid in September 1996 and payments of $7.0 million and $.5 million are due in September 1998 and September 2000, respectively. The obligation is collateralized by a vessel mortgage on the support vessel "IOLAIR".

(10) In January 1997, the Company issued a $6.4 million secured promissory note, payable to Coastal Capital Corporation, in connection with the purchase of the "PEREGRINE VI". The note bears interest at 7.5%, payable monthly, and matures in January 1999. The note is collateralized by a vessel mortgage on the "PEREGRINE VI".

(11) In August 1997, Drilling's term loan payable to The Chase Manhattan Bank, N.A. was repaid in full with Drilling's cash on hand. The term loan bore interest at LIBOR plus .45%. The drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR." collateralized the loan.

   The indentures pursuant to which the 8 7/8% Notes, 9 3/4% Notes, and the 12 1/2% Notes were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity, (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (see below), and (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, sale of assets, and making investments.

   The consummation of the merger between R&B and Falcon caused a "change of control" as defined in Falcon's note indentures representing outstanding principal indebtedness of $290.0 million at December 31, 1997. On January 28, 1998, Falcon made a purchase offer to each note holder at a price equal to 101% of the aggregate principal amount outstanding or approximately $293.0 million, plus accrued interest. The date for tender of notes by any electing bond holder is March 24, 1998, and the redemption date is March 27, 1998. As of March 24, 1998, none of the bonds were tendered for redemption.

   The Company estimates the fair value of its debt obligations to be $846.0 million compared to a book value of $827.4 million, both as of December 31, 1997.

   Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years and thereafter are as follows (in millions):

               1998                                    $ 138.2
               1999                                       65.8
               2000                                       82.7
               2001                                      373.2
               2002                                         .5
               Thereafter                                170.0
                                                       -------
                                                         830.4
               Less the unamortized discount
                 on the 8% Debentures                     (3.0)
                                                       -------
               Total long-term obligations and long-
                 term obligations due within one year
                 at December 31, 1997                  $ 827.4
                                                       =======

(D)  COMMITMENTS AND CONTINGENCIES

   GENERAL - In 1992, in connection with the acquisition of certain barge drilling rig operations, the Company entered into contingent profits interest agreements with the former rig owners and former mortgage holder. The periods for determination of these payments began in 1993 and continued through 1997.

   Pursuant to certain of the Company's long-term drilling contracts, the operator may purchase three of the Company's barge drilling rigs for specified prices which decrease each year through 1999. Management of the Company estimates that the option price will be less than the carrying value for one of these rigs by approximately $.9 million in 1998, and that the aggregate option price for the three rigs will be below the aggregate carrying value for such rigs by approximately $1.2 million and $3.5 million in 1998 and 1999, respectively. Management does not expect the purchase option to be exercised and will continue to evaluate the net book value of these rigs for possible future impairment.

   The Company has a contract with Petrobras that requires the Company to pay penalties, not to exceed $34.8 million in total, should the Company not deliver a drillship and should such drillship not pass inspection by certain dates.

   CAPITAL EXPENDITURES - During 1998 and 1999, the Company expects to spend approximately $1.4 billion to expand and upgrade its operating rig fleet. Approximately $1.1 billion of this total will be expended in connection with the expansion of the Company's deepwater rig fleet. The remaining expected capital expenditures of approximately $300.0 million would be used to reactivate currently idle barge drilling rigs and upgrade the Company's existing rig fleet. These amounts exclude $475.0 million related to construction commitments of two joint ventures funded through working capital and project financing which is expected to be provided by a third party on a limited recourse basis.

   OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Lease expense amounted to $40.2 million (1997), $22.7 million (1996) and $10.6 million (1995). As of December 31, 1997, future minimum rental payments relating to operating leases were as follows (in millions):

                   1998     1999     2000     2001     2002    Thereafter
                  ------   ------   ------   ------   ------   ----------
  Drilling units  $ 21.8   $ 20.6   $ 12.6   $ 11.7   $ 11.7     $ 34.3
  Other              2.2       .9       .6       .4       .4          -
                  ------   ------   ------   ------   ------     ------
  Total           $ 24.0   $ 21.5   $ 13.2   $ 12.1   $ 12.1     $ 34.3
                  ======   ======   ======   ======   ======     ======

   In  November 1995, the Company entered into a sale/lease-back of the "M.
G. HULME, JR." and agreed to lease the drilling unit for ten years. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note E).

   GUARANTY - In November 1997, the Company agreed to guarantee repayment of 60% of a loan in the principal amount of $175.0 million by a syndicate of banks led by Bank of America National Trust and Savings Association and National Westminster Plc to Deepwater Drilling II L. L. C., a limited liability company in which the Company has a 60% interest, and accounts for using the equity method.

   LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

   The Company is involved in various other legal actions arising in the normal course of business. The great majority of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and power vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

   SELF INSURANCE - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that future claims and liabilities in excess of the amounts accrued are fully insured.

   LETTERS OF CREDIT - At December 31, 1997, the Company had letters of credit outstanding and unused totalling $10.8 million and $9.2 million, respectively (see Note C).

(E) ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

   The components of "Accrued liabilities" at December 31, 1997 and 1996 were as follows (in millions):

                                                 1997       1996
                                               -------    -------
       Accrued expenses - general              $  64.8    $  13.8
       Accrued interest expense                   28.6       12.9
       Accrued payroll                             6.2        2.6
       Accrued worker compensation claims          8.4        3.7
       Accrued income and sales tax               29.8        3.7
       Other                                       6.9       15.8
                                               -------    -------
       Total                                   $ 144.7    $  52.5
                                               =======    =======

   The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1997 and 1996 were as follows (in millions):

                                                             1997      1996
                                                          -------    -------
  Postretirement benefit obligations                      $  14.9    $  15.7
  Accrued interest expense related to the 8% Debentures         -       10.4
  Deferred gain on sale of drilling unit (see Note D)         5.6        6.5
  Foreign income taxes                                        6.1        6.0
  Pension obligations                                         3.5        4.0
  Other                                                       8.5        9.5
                                                          -------    -------
  Total                                                   $  38.6    $  52.1
                                                          =======    =======

(F)  INCOME TAXES

   Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in millions):

                                     1997        1996       1995
                                   -------     -------     -------
              Current:
                Foreign            $   9.4     $   5.8     $   2.4
                Federal               26.9          .4          .5
                State                  3.0          .1           -
                                   -------     -------     -------
              Total current           39.3         6.3         2.9
                                   -------     -------     -------
              Deferred:
                Foreign               17.9         4.0         1.8
                Federal               26.6        15.0          .9
                State                   .9         1.7          .7
                                   -------     -------     -------
              Total deferred          45.4        20.7         3.4
                                   -------     -------     -------
              Total                $  84.7     $  27.0     $   6.3
                                   =======     =======     =======

   The   domestic   and  foreign  components  of  income  from   continuing
operations before income taxes for the years ended December 31, 1997, 1996 and 1995 were as follows (in millions):

                                     1997        1996        1995
                                   -------     -------     -------
              Domestic             $  31.2     $   4.6     $ (23.3)
              Foreign                218.9       135.5        55.9
                                   -------     -------     -------
              Total                $ 250.1     $ 140.1     $  32.6
                                   =======     =======     =======

   The effective tax rate, as computed on income from continuing operations before income taxes, differs from the statutory U.S. income tax rate for the years ended December 31, 1997, 1996 and 1995 due to the following:

                                                  1997       1996       1995
                                                 -----      -----      -----
  Statutory rate                                   35 %       35 %       35 %
  Use of previously reserved tax benefits         (13)       (11)       (12)
  Foreign tax expense (net of federal benefit)      1         (6)        (5)
  State tax expense (net of federal benefit)        1          1          1
  Non-deductible merger expenses                    8          -          -
  Other                                             2          -          -
                                                 -----      -----      -----
  Effective rate                                   34 %       19 %       19 %
                                                 =====      =====      =====

   Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1997 and 1996 were as follows (in millions):


                                                  1997        1996
                                                -------     -------
       Deferred tax liabilities:
           Depreciation                         $ 208.0     $ 169.7
           Discontinued operations, net               -         5.4
           Undistributed earnings                   8.3           -
           Other                                      -          .5
                                                -------     -------
       Total deferred tax liabilities             216.3       175.6
                                                -------     -------
       Deferred tax assets:
           Rig leases                                 -        (6.3)
           Postretirement benefits                 (5.4)       (5.6)
           Tax benefit carryforwards             (169.8)     (185.8)
           Discontinued operations, net           (22.3)          -
           Accrued expenses                        (3.5)       (2.0)
           Valuation allowance                     63.5        53.7
           Other                                   (2.0)          -
                                                -------     -------
        Total deferred tax assets                (139.5)     (146.0)
                                                -------     -------
       Net deferred tax liability               $  76.8     $  29.6
                                                =======     =======

   Valuation allowance reflects the possible expiration of tax benefits (primarily net operating loss carryforwards) prior to their utilization.

   Recapitalizations of R&B in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $3.8 million annually plus certain built-in gains that existed as of the date of such changes. Net tax operating losses of approximately $114.9 million arising since the 1991 ownership change are not subject to this limitation.

(G)  CAPITAL SHARES

   RIGHTS - On December 31, 1997, the effective date of the merger between R&B and Falcon (see Note B), each share of the Company's common stock
received  one  preferred  share purchase right  (a  "Right").   Each  Right
entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, (the "Preferred Shares") of the Company at a price of $150, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's common stock having a market value of two times the exercise price of the Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to ten business days following a public announcement that a person or group becomes an Acquiring Person. The Rights expire on November 1, 2007. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per common share. Liquidation preference will be equal to 100 times the par value per share plus an amount equal to accrued and unpaid dividends and distributions to the date of such payment. Each Preferred Share will have 100 votes, voting together with the common stock, and certain rights to elect two directors during certain periods of default in the payment of dividends on the Preferred Shares.

   PREFERRED STOCK - In January 1993, Falcon issued 25,989 shares of Series A Convertible Preferred Stock in association with the satisfaction of a debt obligation. In August 1995, such preferred stock was converted into approximately 15.6 million shares of Falcon's common stock in connection with a public offering.

   In July 1993, R&B effected a public offering of approximately 3.0 million shares of $1.625 Convertible Preferred Stock, par value $1.00 per share. On August 5, 1996, R&B announced it would redeem all of the outstanding shares of such preferred stock on September 30, 1996. However, the majority of such preferred stock outstanding was converted into approximately 10.2 million shares of R&B's common stock on or before September 30, 1996.

   COMMON STOCK - On July 28, 1995, Falcon, a participating stockholder and a group of underwriters entered into an agreement resulting in the initial public sale by Falcon of 8.5 million shares of common stock and the sale of 1.5 million shares of common stock by the participating shareholder. The initial public offering closed on August 2, 1995 and resulted in net proceeds to Falcon of $34.4 million after deducting offering related expenses of $3.9 million.

   In September 1995, R&B issued 1.5 million shares of R&B's common stock in association with the purchase of the "J.W. McLEAN".

   On November 15, 1995, Falcon, participating stockholders and a group of underwriters entered into an agreement resulting in the public sale of 6.4 million shares of common stock by Falcon and the sale of 4.0 million shares of common stock by selling shareholders. The public offering closed on November 21, 1995 and resulted in net proceeds to Falcon of $30.9 million after deducting offering related expenses of $2.4 million.

   On December 9, 1996, Falcon, participating stockholders and a group of underwriters entered into an agreement resulting in the public sale of 6.4 million shares of common stock by Falcon and the sale of 9.4 million shares of common stock by selling shareholders. The public offering closed on December 13, 1996 and resulted in net proceeds to Falcon of $108.5 million after deducting offering related expenses of $5.5 million.

   During June 1997, Falcon declared a two-for-one stock split effective on July 15, 1997. Accordingly, all share amounts for all periods presented have been restated to reflect this stock split.

   WARRANTS - In 1992, Falcon issued (a) 2,800 Class A warrants, each of which represented the right to purchase 600 shares of Falcon's common stock for $1.665 per share, and (b) 2,600 Class B warrants, each of which represented the right to purchase 1,200 shares of Falcon's common stock at an exercise price of $1.665 per share. The exercise price of the Class A and B warrants was adjusted to $1.21 per share subsequent to their issuance. Two hundred Class A warrants were exercised on July 31, 1993, while 1,200 Class A warrants expired on such date. During 1995, the remaining 1,400 Class A warrants, and all of the 2,600 Class B warrants, were exercised.

   In connection with the issuance of preferred stock in January 1993, Falcon issued a shadow warrant exercisable for up to an aggregate of 3.7 million shares of Falcon's common stock at a purchase price of $.005 per share of common stock. Such warrant is exercisable only to the extent that certain other warrants, options and convertible securities of Falcon are exercised or converted. The aggregate number of shares for which the shadow warrant was exercisable was reduced to 3.1 million shares upon the expiration of 1,200 of the Class A warrants and the exercise of 200 Class A warrants on July 31, 1993, as discussed above. On March 31, 1994, various convertible subordinated debtholders exercised options to convert $605,000 in convertible subordinated debt for .4 million shares of common stock and holders of bonus warrants (issued in connection with the prepayment of convertible subordinated debt) exercised such warrants. In connection therewith, .3 million shares of common stock were issued under the shadow warrant. Additionally, rights to acquire .2 million shares of common stock pursuant to the shadow warrant expired during 1994. As a result of the exercise of the Class A and Class B warrants in 1995, 2.6 million shares of common stock were issued pursuant to the shadow warrant. The shadow warrant expired on December 31, 1997.

   As of December 31, 1997, authorized, unissued shares of common stock were reserved for issuance as follows:

         Issuance under the Company's stock
             plans (net of forfeitures)            8,285,704
         Conversion of 8% Debentures                 969,532
                                                   ---------
         Total                                     9,255,236
                                                   =========

(H)  EMPLOYEE BENEFIT PLANS

   PENSION PLANS - The Company has three noncontributory pension plans. Substantially all of the R&B employees paid from a U.S. payroll are covered by one or more of these plans. Plan benefits are primarily based on years of service and average high thirty-six month compensation.

   The Reading & Bates Pension Plan (the "Domestic Plan") is qualified under the Employee Retirement Income Security Act (ERISA). It is the Company's policy to fund this plan not less than the minimum required by ERISA. It is the Company's policy to contribute to the Reading & Bates Offshore Pension Plan (the "Offshore Plan") an amount equal to the normal cost plus amounts sufficient to amortize the initial unfunded actuarial liability and subsequent unfunded liability caused by plan or assumption changes over thirty years. The unfunded liability arising from actuarial gains and losses is funded over fifteen years. The Offshore Plan is a nonqualified plan and is not subject to ERISA funding requirements. The Domestic and Offshore Plans invest in cash equivalents, fixed income and equity securities.

   The Reading & Bates Retirement Benefit Replacement Plan (the "Replacement Plan") is a self-administered unfunded excess benefit plan. All members of the Domestic Plan or the Reading & Bates Savings Plan are potential participants in the Replacement Plan.

   Net pension costs for the years ended December 31, 1997, 1996 and 1995 included the following components (in millions):

                                                   1997      1996      1995
                                                  ------    ------    ------
 Service cost - benefits earned during the year   $  1.6    $  1.8    $  1.3
 Interest cost on projected benefit obligation       4.9       4.6       4.5
 Actual gain on plan assets                        (10.2)     (5.2)    (10.0)
 Net amortization and deferral                       4.1       (.2)      5.2
                                                  ------    ------    ------
 Net pension costs                                $   .4    $  1.0    $  1.0
                                                  ======    ======    ======

   The funded status of the plans at December 31, 1997 was as follows (in millions):

                                                Domestic Offshore Replacement
                                                  Plan     Plan       Plan
                                                -------- -------- -----------
     Actuarial present value of
         benefit obligations:
     Vested benefit obligation                   $  48.4  $  13.5  $   3.2
     Nonvested benefit obligation                    1.6       .5       .1
                                                 -------  -------  -------
     Accumulated benefit obligation                 50.0     14.0      3.3
     Effect of projected future
        compensation levels                          7.5      2.5       .2
                                                 -------  -------  -------

     Projected benefit obligation                   57.5     16.5      3.5
     Plan assets at fair value                      52.8     17.0        -
                                                 -------  -------  -------
     Projected benefit obligation in
         excess of plan assets                       4.7      (.5)     3.5
     Unrecognized cumulative net (loss) gain       (12.7)     (.5)     2.3
     Prior service cost unrecognized
         in pension cost                             1.7       .1       .2
    Unrecognized net implementation
         asset (obligation)                          1.4        -     (2.1)
                                                 -------  -------  -------
    Accrued (prepaid) pension cost               $  (4.9) $   (.9) $   3.9
                                                 =======  =======  =======

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.4% and 4.5%, respectively. The weighted average expected long-term rate of return on assets was 10%.

   POSTRETIREMENT BENEFITS - In addition to providing pension benefits, R&B provides certain health care and life insurance benefits for its retired employees. Employees may become eligible for these benefits if they reach normal or early retirement age while working for R&B and if they have accumulated 25 years of service (15 years prior to January 1, 1996). Health care costs are paid as they are incurred. Life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year.

   Postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 included the following (in millions):

                                                   1997     1996     1995
                                                 -------  -------  -------
     Service cost - benefits earned
       during the year                           $    .1  $    .1  $    .2
     Interest cost on projected
       benefit obligations                            .7       .8      1.0
     Amortization benefit
         Accumulated Projected
           Benefit Obligation                        (.9)     (.9)     (.8)
                                                 -------  -------  -------
     Total postretirement benefit costs          $   (.1) $     -  $    .4
                                                 =======  =======  =======

   The health care cost trend rates used to measure the expected cost in 1998 for medical, dental and vision benefits were 8%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.4% and 4.5%, respectively. The effect of a one-percentage-point increase in health care cost trend rates for future periods would increase the service cost and interest cost portion of net periodic postretirement benefit cost approximately 16.8%. The accumulated postretirement benefit obligation would increase by approximately 14.6%.

   The amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1997 and 1996 were as follows (in millions):

                                                         1997      1996
                                                        ------    ------
     Plan assets at fair value                          $    -    $    -
     Accumulated postretirement benefit obligation:
        Retirees                                           8.1       8.1
        Fully eligible active plan participants             .5        .5
        Other active plan participants                     1.9       1.7
     Unrecognized prior service cost                       1.7       2.7
     Unrecognized cumulative net gain                      3.4       3.5
     Other                                                 (.1)      (.4)
                                                        ------    ------
     Postretirement benefit liability recognized
       in the Consolidated Balance Sheet                $ 15.5    $ 16.1
                                                        ======    ======

   SAVINGS PLANS - The Company has three savings plans which allow an employee to contribute up to 16% of their base salary (subject to certain limitations) and the Company may make matching contributions at its discretion. Employees may direct the investment of their contributions and the contributions of the Company in various plan investment options.

   The Company's matching contributions vest within five years of an employee's service with the Company. Compensation costs under the plans amounted to $2.7 million in 1997, $1.6 million in 1996, and $1.0 in 1995.

   STOCK OPTION PLANS - The Company has six stock option plans which are intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. Four of these plans were originally adopted by Falcon and two were originally adopted by R&B. All of these plans were assumed by R&B Falcon in the merger, and the options outstanding thereunder were converted to options to acquire common stock of R&B Falcon (with appropriate adjustments to reflect the exchange ratio for R&B stock in the merger).

   The Company's Reading & Bates Corporation 1990 Stock Option Plan (the "1990 Stock Option Plan") authorized options with respect to approximately
2.3 million shares of common stock to be granted to certain employees of R&B at an adjusted option price of $6.25 per share. On September 25, 1991, options with respect to all 2.3 million shares were granted and vested over a four-year period. Such grant's option price was less than the market price on the date of grant and the difference was recorded as compensation expense during the vesting period. Such options will expire in 2001.

   The Company's Falcon Drilling Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. On November 10, 1992, options with respect to all 1.0 million shares were granted at adjusted option prices ranging from $1.665 to $1.85 per share and vested immediately. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant. Such options will expire in 2002.

   The Company's Falcon Drilling Company, Inc. 1994 Stock Option Plan (the "1994 Stock Option Plan") authorized options with respect to 570,000 shares of common stock to be granted to certain employees and directors of Falcon. On January 26, 1994, options with respect to all 570,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant. Such options will expire in 2004.

   The Company's Falcon Drilling Company, Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan") authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. On February 16, 1995, options with respect to 250,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years, and expiring in 2005. In January 1996, options with respect to 280,000 shares were granted at an adjusted option price of $6.065 per share, vesting over two years, and expiring in 2006. In April 1996, options with respect to 150,000 shares were granted at an adjusted option price of $9.72 per share, vesting ratably over five years, and expiring in 2006. In February 1997, options with respect to 258,000 shares were granted to certain employees and directors of Falcon at an adjusted option price of $12.50 per share. These option grants were rescinded by Falcon in November 1997. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Reading & Bates Corporation 1995 Director Stock Option Plan (the "1995 Director Plan") is intended to obtain and retain non-employee members of the board of directors by rewarding them for making major contributions to the success of the Company. The 1995 Director Plan authorized options with respect to 236,000 shares of common stock to be granted at an adjusted option price of $6.25 per share. In 1995, R&B granted 141,600 options. The market value of R&B's common stock at the date of grant was less than the option price, and no compensation expense was recorded.

   The Company's Falcon Drilling Company, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan") authorized options with respect to 1.2 million shares of common stock to be granted to certain employees and directors of Falcon. In July 1997, options for 3,000 shares were granted at an exercise price of $12.50 per share, which options were rescinded by Falcon in November 1997. In July 1997, options for 40,000 shares were granted at an exercise price of $29.00 per share, vesting ratably over three years, and expiring in 2007. The market value of Falcon's common stock on the date of the grant was equal to the exercise price, and no compensation expense was recorded.

   STOCK INCENTIVE PLANS - The Company has four stock incentive plans, which provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. Such plans are intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. These plans were originally adopted by R&B and assumed by R&B Falcon in the merger.

   The Company's Reading & Bates Corporation 1992 Long-Term Incentive Plan (the "1992 Incentive Plan") authorized 1,180,000 shares of common stock to be available for awards. In 1992, restricted stock awards with respect to 354,000 shares were granted to certain officers of R&B. Such shares awarded were restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the periods during which the restrictions lapse or shares vest. In 1995, stock options with respect to the remaining 826,000 shares were granted to certain officers and employees of R&B at adjusted option prices ranging from $7.627 to $11.759 per share (the market price on the date of grants). Such options become exercisable either over a one or four year period from the date of grant. All stock awards under the 1992 Incentive Plan vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note
B).

   The Company's Reading & Bates Corporation 1995 Long-Term Incentive Plan ("1995 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1995, stock options with respect to 708,000 shares were granted to an officer of R&B at an adjusted option price of $11.759 per share (the market price on the date of grants). Such options became exercisable one year from the date of grant. Also in 1995, restricted stock awards with respect to 642,156 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. In 1996, stock options with respect to 177,000 shares were granted to an officer of R&B at an adjusted option price of $23.729 per share (the market price on the date of the grant). Such options became exercisable over a three-year period from the date of grant. Also in 1996, restricted stock awards with respect to 489,228 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. In 1997, stock options with respect to 902,582 shares were granted to officers of R&B at an adjusted option price of $20.127 per share, which options were rescinded in August 1997. Under the 1995 Incentive Plan, stock options and restricted stock awards with respect to 868,700 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (See Note B).

   The Company's Reading & Bates Corporation 1996 Director Restricted Stock Award Plan (the "1996 Director Plan") authorized 63,720 shares of common stock to be available for awards. In 1996, restricted stock awards with respect to all 63,720 shares were granted to non-employee directors of R&B. Such shares awarded were restricted as to transfer in one-third increments over three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. All stock awards under the 1996 Director Plan vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B).

   The Company's Reading & Bates Corporation 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1997, restricted stock awards with respect to 33,866 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. Also in 1997, stock options with respect to 6,018 shares were granted to an officer of R&B at an adjusted option price of $20.127 per share, which options were rescinded by R&B in August 1997. Under the 1997 Incentive Plan, restricted stock awards with respect to 33,866 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B).

   Unearned compensation relating to the Company's stock incentive plans is shown as a reduction of stockholders' equity. Compensation recognized under the stock incentive plans for the years ending December 31, 1997, 1996 and 1995 totaled approximately $17.8 million, $3.2 million and $.2 million, respectively.

Stock option transactions under the plans were as follows:

                             1997              1996               1995
                     ------------------ ------------------ ------------------
                               Weighted           Weighted           Weighted
                       Number   Average   Number   Average   Number   Average
                     of options  Price  of options  Price  of options  Price
                     ---------- ------- ---------- ------- ---------- -------
Outstanding at
 beginning of year   3,836,159  $  8.20  5,009,071  $ 6.52  3,646,594  $ 4.83
    Granted             40,000    29.00    607,000   12.12  1,925,600    9.46
    Exercised         (997,731)    5.04 (1,771,888)   4.79   (554,863)   5.63
    Forfeited           (8,496)    7.63     (8,024)   7.22     (8,260)   7.23
                     ---------           ---------          ---------
Outstanding at
 end of year         2,869,932     9.59  3,836,159    8.20  5,009,071    6.52
                     =========           =========          =========
Exercisable at
 end of year         2,377,433     9.95  2,776,413    7.84  3,213,271    4.75
Available for grant
 at end of year      5,415,772        -  1,338,694       -  2,450,144       -

   The fair value of each grant since January 1, 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the options granted pursuant to the 1997 Stock Option Plan: risk-free interest rate of 6.4%, an expected life of 10 years and expected volatility of 50%. The resulting fair value of such options granted was $20.38.

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                       1997       1996        1995
                                      ------     ------     ------
     Net income (loss) applicable
       to common stockholders:
         As reported                  $ (6.2)     $ 103.1    $ 21.7
         Pro forma                    $(10.0)     $  98.4    $ 20.7
     Basic EPS:
         As reported                  $  (.04)    $    .70   $   .19
         Pro forma                    $  (.06)    $    .67   $   .18
     Diluted EPS:
         As reported                  $  (.04)    $    .67   $   .18
         Pro forma                    $  (.06)    $    .64   $   .17

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(I)  RELATED PARTY TRANSACTIONS

   Drilling had rig management agreements with Transocean Offshore Inc. (as successor to Sonat Offshore Drilling Inc.), a major shareholder of Drilling, for the operation and marketing of both of its drilling units. The management agreement for one of Drilling's drilling units expired in December 1995 and the other expired in October 1996, and a subsidiary of the Company now manages both drilling units. For each of the years ending December 31, 1996 and 1995, Drilling paid to Transocean Offshore Inc.
approximately  $1.2  million  and  $2.6  million,  respectively,  for  such management services. Additionally, for the years ended December 31, 1996 and 1995, Drilling received from Transocean Offshore Inc. approximately $15.1 million and $11.8 million, respectively, pursuant to a bareboat charter agreement on one of the rigs. At December 31, 1996, Drilling had a net receivable from Transocean Offshore Inc. of $.8 million.

   The former owners of a company acquired by the Company in 1992, who are also officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $.9 million for each of the years ended December 31, 1997, 1996 and 1995.

   A director and stockholder of the Company is a partner in a law firm which provided legal services to the Company and certain of its affiliated entities. Fees paid by the Company to this law firm were $.2 million, $.6 million and $1.1 million for the years ended December 31, 1997, 1996, and 1995, respectively.

   A director of the Company who performs financial consulting services for the Company from time to time and is also an officer of Raptor Exploration Company, Inc., a wholly-owned subsidiary of the Company, received $.1 million for such services in the year ended December 31, 1995. In addition, during 1996, Raptor paid such officer $.1 million for services rendered in connection with the sale of certain assets of Raptor.

   In June 1994, the Company entered into an agreement with Eilert-Olsen Investments, Inc. (Eilert-Olsen), to buy the equity interest of Eilert-Olsen for a nominal purchase price. In June of 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $.9 million and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. The Company advanced $.9 million to Eilert-Olsen in June of 1994 and has subsequently advanced approximately $.5 million, $.5 million and $.8 million to pay principal and interest due on this debt for the years ended December 31, 1997, 1996 and 1995, respectively. Due to the Company's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of the Company and, accordingly, the accounts and transactions between the Company and Eilert-Olsen have been eliminated in consolidation.

   In 1995, the Company paid $.1 million in fees to a privately held company controlled by a stockholder, for financial advisory services.

   In 1997, 1996, and 1995, the Company paid $.4 million, $.9 million, and $.5 million respectively, to Bantam Services, Inc. under a contract pursuant to which Bantam is to supply, at cost, groceries and supplies to be used on certain of the Company's rigs. Bantam is entitled under the contract to bill third parties for meals and lodging supplied to their personnel on such rigs. In the absence of such contract, the Company would be entitled to bill the third parties for the food and lodging provided. Bantam is owned by an officer of Falcon Workover Company, Inc., a wholly-owned subsidiary of the Company.

(J)  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

   For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues. For the year ended December 31, 1996, revenues from one customer of $70.6 million accounted for 11.6% of the Company's total operating revenues. For the year ended December 31, 1995, revenues from two customers of $42.6 million and $39.3 million accounted for 10.9 % and 10.1%, respectively, of the Company's total operating revenues.

   Geographic information about the Company's operations for the three years ended December 31, 1997 is as follows (in millions):

                                          1997        1996      1995
                                       ---------   ---------   -------
       Operating revenues:
        United States                  $   460.3   $   276.7   $ 170.7
        Southeast Asia                      82.4        59.0      63.6
        Mediterranean-
            Middle East                      7.9         8.7      31.4
        Europe                             247.3       146.9      63.6
        Australia                           23.4        39.6      20.9
        West Africa                         69.9        25.5       8.5
        South America                       50.9        52.2      31.3
        Other Foreign                          -         1.0        .3
        Corporate                              -           -         -
                                       ---------   ---------   -------
          Total                        $   942.1   $   609.6   $ 390.3
                                       =========   =========   =======
       Operating profit:(1)
        United States                  $   166.1   $    69.1   $  21.6
        Southeast Asia                      40.9        23.6      22.4
        Mediterranean-
           Middle East                       2.2         2.4      10.7
        Europe                             143.4        73.9      16.2
        Australia                            5.2        11.4       (.3)
        West Africa                         25.5         8.9       2.7
        South America                        2.3        14.0       9.8
        Other Foreign                         -          3.0        .2
        Corporate                          (28.6)      (26.6)    (19.1)
                                       ---------   ---------   -------
           Total                       $   357.0   $   179.7   $  64.2
                                       =========   =========   =======
       Identifiable assets:
        United States                  $   823.8   $   458.5   $ 316.4
        Southeast Asia                      92.7       133.4     163.1
        Mediterranean-
           Middle East                      52.2        14.0      61.0
        Europe                             535.2       402.2     258.9
        Australia                           21.9        47.9       3.9
        West Africa                        190.3        47.0      14.4
        South America                      175.1       234.6      77.2
        Other Foreign                          -        76.2        .1
        Corporate                           37.2        42.0      51.8
                                       ---------   ---------   -------
           Total                       $ 1,928.4   $ 1,455.8   $ 946.8
                                       =========   =========   =======

     (1) Operating profit represents operating revenues less operating expenses, depreciation, general and administrative and other, net.

(K)  NET INCOME (LOSS) PER COMMON SHARE

   Basic net income per common share is computed by dividing net income, after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic and assumes the exercise of outstanding stock options as computed using the treasury stock method and the conversion of preferred stock if dilutive, and is approximately equal to the combined primary earnings per share previously reported by R&B and Falcon adjusted for merger related adjustments.

   The   following   table  reconciles  weighted  average   common   shares
outstanding from basic to diluted for the years ended December 31, 1997, 1996 and 1995 as follows (in millions):

                                            1997     1996     1995
                                           -----    -----    -----
   Weighted average common shares
    outstanding - basic                    164.1    147.4    115.7
     Outstanding stock options               2.1      2.7      1.2
     Convertible preferred stock               -      7.6        -
     Outstanding stock warrants                -        -      4.9
                                           -----    -----    -----
   Weighted average common shares
    outstanding - diluted                  166.2    157.7    121.8
                                           =====    =====    =====

(L)  DISCONTINUED OPERATIONS

   The Company, primarily through its wholly owned subsidiary Reading & Bates Development Co. ("Devco") and to an insignificant extent through its wholly owned subsidiary Raptor Exploration Company, Inc., engages in oil and gas exploration activities. Devco engages primarily in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties. In March 1998, the Company decided to divest its oil and gas segment, and expects such divestiture to occur by March 1999. The Company's oil and gas segment has been accounted for as a discontinued operation.

   Oil and gas assets held for sale at December 31, 1997 which consisted primarily of oil and gas properties were $81.2 million and related liabilities totaled $87.0 million, including a $78.8 million reserve for losses on ultimate disposal and operations until disposal. Net assets of discontinued operations at December 31, 1996 consisted primarily of oil and gas properties. There were no revenues from the discontinued operations during the years ended December 31, 1997, 1996, and 1995.

   The successful efforts method of accounting was used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties were capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, were charged to expense as incurred. The costs of drilling exploratory wells were capitalized pending determination of whether each well had discovered proved reserves. If proved reserves were not discovered, such drilling costs were charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, were capitalized.

   In 1997, R&B approved, in principle, an option plan for Devco stock. This plan was rescinded in November 1997 prior to any grants being made.

(M)  QUARTER FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for the two years ended December 31, 1997, are as follows (in millions except for per share amounts):

                                                   Quarter
                             ------------------------------------------------
                               First    Second    Third     Fourth    Total
                             --------  --------  --------  --------  --------
1997:
----
Operating revenues           $ 203.1   $ 222.2   $ 247.8   $ 269.0   $ 942.1
Gross income (1)             $  80.8   $ 100.9   $ 115.7   $ 111.5   $ 408.9
Income (loss) from
 continuing operations (2)   $  44.7   $  60.7   $  77.2   $ (26.6)  $ 156.0
Loss from discontinued
  operations                 $  (5.8)  $ (16.7)  $ (42.2)  $ (97.5)  $(162.2)
Net income (loss)            $  38.9   $  44.0   $  35.0   $(124.1)  $  (6.2)
Net income (loss) per
 common share:
  Basic:
    Continuing operations    $    .27  $    .37  $    .47  $   (.16) $    .95
    Discontinued operations      (.03)     (.10)     (.26)     (.59)     (.9)
                             --------  --------  --------  --------  --------
      Net income (loss)      $    .24  $    .27  $    .21  $   (.75) $   (.04)
                             ========  ========  ========  ========  ========
  Diluted:
    Continuing operations    $    .27  $    .37  $    .47  $   (.16) $    .94
    Discontinued operations      (.04)     (.10)     (.25)     (.59)     (.98)
                             --------  --------  --------  --------  --------
      Net income (loss)      $    .23  $    .27  $    .22  $   (.75) $   (.04)
                             ========  ========  ========  ========  ========
1996:
----
Operating revenues           $ 117.3   $ 135.7   $ 167.3   $ 189.3   $ 609.6
Gross income (1)             $  34.2   $  43.2   $  61.0   $  78.3   $ 216.7
Income from continuing
 operations                  $  14.5   $  18.3   $  33.4   $  40.2   $ 106.4
Income (loss) from
 discontinued operations     $   (.1)  $    .1   $    .2   $    .1   $    .3
Net income                   $  14.4   $  18.4   $  33.6   $  40.3   $ 106.7
Net income per common
 share:
  Basic:
    Continuing operations    $    .09  $    .12  $    .22  $    .26  $    .70
    Discontinued operations         -         -         -         -         -
                             --------  --------  --------  --------  --------
      Net income             $    .09  $    .12  $    .22  $    .26  $    .70
                             ========  ========  ========  ========  ========
  Diluted:
    Continuing operations    $    .09  $    .12  $    .21  $    .25  $    .67
    Discontinued operations         -         -         -         -         -
                             --------  --------  --------  --------  --------
      Net income             $    .09  $    .12  $    .21  $    .25  $    .67
                             ========  ========  ========  ========  ========
--------------------------
(1) Gross income represents operating revenues less operating expenses, depreciation, and other, net.
(2)  The fourth quarter of 1997 includes merger expenses of $66.4 million.

(N)  SUBSEQUENT EVENTS

    On March 23, 1998, the Company offered to redeem the 8 7/8% Notes, the 9 3/4% Notes and the 12 1/2% Notes subject to (a) the execution by the trustee of each of these notes of an amended indenture which modifies the terms of the existing indenture including removal of certain restrictive covenants and events of default, and (b) receipt by the Company of proceeds of an issuance of debt securities in an amount sufficient to pay the aggregate cost of redeeming these notes and all related costs and expenses of the tender offer.

   Subsequent to December 31, 1997, the Company purchased the following: (1) outstanding shares of common stock of a company which owns six workover rigs in exchange for 204,900 shares of the Company's common stock. In connection with this purchase, the Company is contingently obligated to issue (a) an additional 36,494 shares of its common stock based upon a working capital adjustment, as defined and (b) an additional 59,581 shares of its common stock based upon the operating results of the Company's workover operations, as defined. (2) Eight tugs and five ocean going barges in exchange for cash of $1.5 million and 517,184 shares of the Company's common stock. In addition, the Company is contingently obligated to issue an additional 172,250 shares of its common stock based on certain potential adjustments.
(3) Eight tugs in exchange for cash of approximately $8.9 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

                               PART III

The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 19, 1998, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

  (a)Financial Statements and Exhibits

    1.Financial Statements:

      Report of Independent Public Accountants
      Consolidated Balance Sheet as of December 31, 1997 and 1996
      Consolidated  Statement of Operations for the  years  ended  December
        31, 1997, 1996 and 1995
      Consolidated  Statement of Cash Flows for the  years  ended  December
        31, 1997, 1996 and 1995
      Consolidated  Statement of Stockholders' Equity for the  years  ended
        December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements

    2.   Exhibits:

      2.1     -  Agreement  and Plan of Merger, dated July 10, 1997,  among
                 R&B Falcon, FDC Acquisition Corp., Reading & Bates Acquisition Corp., Falcon and R&B. (Filed as Exhibit 2.1 to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporated herein by reference.)

      3.1     -  Amended and Restated Certificate of Incorporation  of  R&B
                 Falcon.

      3.2     -  Amended and Restated Bylaws of R&B Falcon.

      4.1     -  Form of R&B Falcon's Common Stock Certificate.

      4.2     -  Rights  Agreement  dated as of December 23,  1997  between
                 R&B Falcon and American Stock Transfer and Trust Company.

      4.3     -  Indenture   relating  to  R&B's  8%  Senior   Subordinated
                 Convertible Debentures due  1998  dated as of  August  29,
                 1989,  between R&B and IBJ Schroder Bank & Trust  Company, as  Trustee.  (Filed as Exhibit 4.1 to R&B's Annual Report
                 on   Form  10-K  for  1989  and  incorporated  herein   by
                 reference.)

      4.4     -  Form   of   R&B's   registered  8%   Senior   Subordinated
                 Convertible  Debentures due 1998.  (Filed as  Exhibit  4.2
                 to   R&B's  Registration  No.  33-28580  and  incorporated
                 herein by reference.)

      4.5     -  Form  of  R&B's bearer 8% Senior Subordinated  Convertible
                 Debentures due 1998. (Filed as Exhibit 4.3 to R&B's Registration No. 33-28580 and incorporated herein by reference.)

      4.6     -  First  Supplemental  Indenture dated as  of  December  23,
                 1997 among the Company, R&B and IBJ Schroder Bank & Trust Company.

      4.7     -  Indenture  dated  as of January 15, 1994,  between  Falcon and Texas Commerce Bank National Association, including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

      4.8     -  Supplemental Indenture dated as of June 3, 1994,  pursuant to which Falcon Workover Company, Inc., became a Guarantor. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, Amendment No.1, filed on June 30, 1994, Registration No. 33-78360 and incorporated herein by reference.)

      4.9     -  Supplemental  Indenture  dated  as  of  June   28,   1994,
                 pursuant  to  which Raptor Exploration Company,  Inc.  and
                 FALRIG  Offshore (USA), L.P., and FALRIG Offshore Partners
                 became  Guarantors.  (Filed  as  an  exhibit  to  Falcon's
                 Registration Statement on Form S-4, Amendment No.1,  filed
                 on   June   30,   1994,  Registration  No.  33-78360   and
                 incorporated herein by reference.)

      4.10    -  Supplemental  Indenture dated as  of  December  30,  1994, pursuant to which Falcon Inland, Inc., Falcon Services Company, Inc. and FALRIG de Venezuela, Inc. became
                 Guarantors. (Filed as an exhibit to Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

       4.11 - Floating Rate Senior Note Purchase Agreement, dated as of February 23, 1994, by and between Falcon and Crescent/Mach I partners, L.P., including a form of Note. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      4.12    -  Joinder  Agreement dated as of June 3, 1994,  pursuant  to which Falcon Workover Company, Inc. became a Guarantor. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      4.13    -  Joinder  Agreement dated as of June 28, 1994, pursuant  to which  Raptor  Exploration Company, Inc., FALRIG  Offshore
                 (USA), L.P., and FALRIG Offshore partners became Guaranctors. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      4.14    -  Joinder  Agreement dated as of December 30, 1994, pursuant to  which  Falcon  Inland, Inc., Falcon Services  Company,
                 Inc. and FALRIG de Venezuela, Inc. became Guarantors. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      4.15    -  Joinder  Agreement dated as of March 1, 1996, pursuant  to which Falcon Atlantic, Ltd., Falcon Drilling do Brasil, Ltda., Falcon Drilling de Venezuela, Inc. and perforaciones FALRIG de Venezuela, C.A. became
                 Guarantors. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

      4.16    -  Indenture  dated as of March 15, 1995, between Falcon  and
                 Texas Commerce Bank National Association, including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on March 24, 1995, Registration No. 33-90582 and incorporated herein by reference.)

      4.17    -  Indenture  dated as of March 1, 1996, between  Falcon  and
                 Bank One, Texas, N. A., including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on March 8, 1996, Registration No. 333-2114 and incorporated herein by reference.)

                 Falcon hereby agrees to furnish to the Commission upon its request any instrument defining the rights of holders of long-term debt of Falcon and its consolidated subsidiaries and for any of its unconsolidated subsid-iaries for which financial statements are required to be filed with respect to long-term debt not being registered which does not exceed 10% of the total assets of Falcon and its subsidiaries on a consolidated basis.

      9.1     -  Voting  Trust  Agreement dated as of  November  12,  1991, between Lydia Richardson and Linda Webster as common stockholders and Steven A. Webster as voting trustee. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

      9.2     -  Amendment  to Voting Trust Agreement dated as of  November
                 1, 1995. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

      9.3     -  Voting  Trust  Agreement dated as of  November  21,  1989, between Lydia Richardson and Linda Webster as common stockholders and Steven A. Webster as voting trustee. (Filed as an exhibit to Falcon's Registration Statement on Form S-1, Amendment No.2, filed on July 6, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      9.4     -  Voting  Trust Agreement dated as of May 30, 1990,  between
                 Lydia Richardson and Linda Webster as common stockholders and Steven A. Webster as voting trustee. (Filed as an exhibit to Falcon's Registration Statement on Form S-1, Amendment No.2, filed on July 6, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      10.1*   -  Reading  &  Bates  1990  Stock  Option  Plan.   (Filed  as
                 Appendix  A to R&B's Proxy Statement dated April 26,  1993 and incorporated herein by reference.)

      10.2*   -  1992   Long-Term  Incentive  Plan  of  Reading   &   Bates
                 Corporation.    (Filed  as  Exhibit  B  to   R&B's   Proxy
                 Statement dated April 27, 1992 and incorporated herein by reference.)

      10.3*   -  1995   Long-Term  Incentive  Plan  of  Reading   &   Bates
                 Corporation   (Filed  as  Exhibit  99.A  to  R&B's   Proxy
                 Statement dated March 29, 1995 and incorporated herein by reference.)

      10.4*   -  1995  Director  Stock  Option  Plan  of  Reading  &  Bates
                 Corporation   (Filed  as  Exhibit  99.B  to  R&B's   Proxy
                 Statement dated March 29, 1995 and incorporated herein by reference.)

      10.5*   -  Director Stock Option Agreement dated as of September  14,
                 1993  between  R&B  and  C.  A.  Donabedian.    (Filed  as
                 Exhibit  10.15  to R&B's Annual Report on  Form  10-K  for
                 1993 and incorporated herein by reference.)

      10.6*   -  Surrender  Letter dated as of February 7, 1995  by  C.  A.
                 Donabedian.     (Filed as Exhibit 10.33  to  R&B's  Annual
                 Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.7*   -  Director Stock Option Agreement dated as of September  14,
                 1993  between  R&B and J. W. McLean.   (Filed  as  Exhibit
                 10.16 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.8*   -  Surrender  Letter dated as of February 7, 1995  by  J.  W.
                 McLean.    (Filed as Exhibit 10.35 to R&B's Annual  Report
                 on   Form  10-K  for  1995  and  incorporated  herein   by
                 reference.)

      10.9*   -  Director Stock Option Agreement dated as of September  14,
                 1993  between  R&B  and  R.  L.  Sandmeyer.     (Filed  as
                 Exhibit  10.17  to R&B's Annual Report on  Form  10-K  for
                 1993 and incorporated herein by reference.)

      10.10*  -  Surrender  Letter dated as of February 7, 1995  by  R.  L.
                 Sandmeyer. (Filed as Exhibit 10.37 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.11*  -  Director Stock Option Agreement dated as of September  14,
                 1993  between R&B and S. A. Webster.   (Filed  as  Exhibit
                 10.18 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.12*  -  Surrender  Letter dated as of February 7, 1995  by  S.  A.
                 Webster. (Filed as Exhibit 10.39 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.13*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between A.L. Chavkin and R&B. (Filed as Exhibit 10.40 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.14*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between Willem Cordia and R&B. (Filed as Exhibit 10.41 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.15*  -  Stock  Option  Agreement  dated as  of  February  7,  1995
                 between  C.A.  Donabedian and  R&B.    (Filed  as  Exhibit
                 10.42 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.16*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between Ted Kalborg and R&B. (Filed as Exhibit 10.43 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.17*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between J.W. McLean and R&B. (Filed as Exhibit 10.44 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.18*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between R.L. Sandmeyer and R&B. (Filed as Exhibit 10.45 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.19*  -  Stock  Option  Agreement  dated as  of  February  7,  1995 between S.A. Webster and R&B. (Filed as Exhibit 10.46 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.20*  -  Stock  Option Agreement dated as of April 19, 1995 between
                 M.A.E.  Lacqueur  and R&B.   (Filed as  Exhibit  10.47  to
                 R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.21*  -  Stock  Option Agreement with respect to the 1995 Long-Term
                 Incentive Plan dated February 6, 1996 between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.48 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.22*  -  Amendment  No.  1, dated as of December 3, 1996  to  Stock
                 Option Agreement with respect to the 1995 Long-Term Incentive Plan between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.22 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.23*  -  Stock  Option Agreement with respect to the 1992 Long-Term
                 Incentive Plan dated February 6, 1996 between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.49 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.24*  -  Amendment  No.  1, dated as of December 3, 1996  to  Stock
                 Option Agreement with respect to the 1992 Long-Term Incentive Plan between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.24 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.25*  -  Employment Agreement dated as of November 1, 1991  between
                 R&B and L. E. Voss, Jr. (Filed as Exhibit 10.34 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.26*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of November 1, 1991 between R&B and L. E. Voss, Jr. (Filed as Exhibit 10.22 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.27*  -  Employment Agreement dated as of November 1, 1991  between
                 R&B and T. W. Nagle. (Filed as Exhibit 10.35 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.28*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of November 1, 1991 between R&B and T. W. Nagle. (Filed as Exhibit 10.24 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.29*  -  Employment Agreement dated as of November 1, 1991  between
                 R&B and C. R. Ofner. (Filed as Exhibit 10.36 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.30*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of November 1, 1991 between R&B and C. R. Ofner. (Filed as Exhibit 10.26 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.31*  -  Employment Agreement dated as of November 1, 1991  between
                 R&B and D. L. McIntire. (Filed as Exhibit 10.37 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.32*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of November 1, 1991 between R&B and D. L. McIntire. (Filed as Exhibit 10.28 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.33*  -  Employment Agreement dated as of November 1, 1991  between
                 R&B and W. K. Hillin. (Filed as Exhibit 10.38 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.34*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of November 1, 1991 between R&B and W. K. Hillin. (Filed as Exhibit 10.30 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.35*  -  Employment  Agreement dated as of January 1, 1992  between
                 R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.42 to Registration No. 33-51120 and incorporated herein by reference.)

      10.36*  -  Amendment  No.  1, dated as of October  1,  1993,  to  the
                 Employment Agreement dated as of January 1, 1992 between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.32 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      10.37*  -  Restricted  Stock Award Agreement dated December  5,  1995 under  the  1995 Long-Term Incentive Plan  between  L.  E.
                 Voss, Jr. and R&B. (Filed as Exhibit 10.41 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.38*  -  Restricted  Stock Award Agreement dated December  5,  1995 under  the  1995 Long-Term Incentive Plan  between  T.  W.
                 Nagle and R&B. (Filed as Exhibit 10.42 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.39*  -  Restricted  Stock Award Agreement dated December  5,  1995 under  the  1995 Long-Term Incentive Plan  between  C.  R.
                 Ofner and R&B. (Filed as Exhibit 10.43 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.40*  -  Restricted  Stock Award Agreement dated December  5,  1995 under the 1995 Long-Term Incentive Plan between D. L. McIntire and R&B. (Filed as Exhibit 10.44 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.41*  -  Restricted  Stock Award Agreement dated December  5,  1995 under the 1995 Long-Term Incentive Plan between W. K. Hillin and R&B. (Filed as Exhibit 10.45 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.42*  -  1996  Director Restricted Stock Award Plan  of  Reading  &
                 Bates Corporation. (Filed as Exhibit 99.B to R&B's Proxy Statement dated March 28, 1997 and incorporated herein by reference.)

      10.43*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1996 Director Restricted Stock Award Plan between A. L. Chavkin and R&B. (Filed as Exhibit 10.46 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.44*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1996 Director Restricted Stock Award Plan between C. A. Donabedian and R&B. (Filed as Exhibit
                 10.47 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.45*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1996 Director Restricted Stock Award Plan between M. A. E. Laqueur and R&B. (Filed as Exhibit
                 10.49 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.46*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1996 Director Restricted Stock Award Plan between R. L. Sandmeyer and R&B. (Filed as Exhibit 10.51 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.47*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1995 Long-Term Incentive Plan between Paul B. Loyd, Jr. and R&B. (Filed as Exhibit 10.52 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.48*  -  Stock  Option Agreement dated December 3, 1996  under  the
                 1995 Long-Term Incentive Plan between T. W. Nagle and R&B. (Filed as Exhibit 10.53 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.49*  -  Restricted  Stock Award Agreement dated December  3,  1996 under  the  1995 Long-Term Incentive Plan  between  C.  R.
                 Ofner and R&B. (Filed as Exhibit 10.54 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.50*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1995 Long-Term Incentive Plan between D. L. McIntire and R&B. (Filed as Exhibit 10.55 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.51*  -  Restricted  Stock Award Agreement dated December  3,  1996 under the 1995 Long-Term Incentive Plan between W. K. Hillin and R&B. (Filed as Exhibit 10.56 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.52*  -  1997   Long-Term  Incentive  Plan  of  Reading   &   Bates
                 Corporation.   (Filed as Exhibit 99.A to  R  &  B's  Proxy
                 Statement dated March 18, 1997 and incorporated herein by reference.)

      10.53*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B   and  P.B.  Loyd,  Jr.  under  R&B's  1995  Long-Term
                 Incentive Plan.

      10.54*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B  and  T. W. Nagle under R&B's 1995 Long-Term Incentive
                 Plan.

      10.55*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B  and  C. R. Ofner under R&B's 1995 Long-Term Incentive
                 Plan.

      10.56*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B   and   D.L.  McIntire  under  R&B's  1995   Long-Term
                 Incentive Plan.

      10.57*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B  and W. K. Hillin under R&B's 1995 Long-Term Incentive
                 Plan.

      10.58*  -  Stock  Option Agreement dated as of April 24, 1997 between
                 R&B  and  W.K. Hillin under R&B's 1997 Long-Term Incentive
                 Plan.

      10.59*  -  Amended  and Restated Stock Option Agreement dated  as  of
                 February 16, 1995 between Falcon and Robert F. Fulton.

      10.60*  -  Amended  and Restated Stock Option Agreement dated  as  of
                 January 23, 1996 between Falcon and Steven A. Webster.

      10.61*  -  Stock  Option Agreement dated as of April 15, 1996 between
                 Falcon and Bernie W. Stewart.

      10.62*  -  Rescission Agreement dated August 5, 1997 between R&B  and
                 P.B. Loyd, Jr.

      10.63*  -  Rescission Agreement dated August 5, 1997 between R&B  and
                 T. W. Nagle.

      10.64*  -  Rescission Agreement dated August 5, 1997 between R&B  and
                 C. R. Ofner.

      10.65*  -  Rescission Agreement dated August 5, 1997 between R&B  and
                 D. L. McIntire.

      10.66*  -  Rescission Agreement dated August 5, 1997 between R&B  and
                 W. K. Hillin.

      10.67*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and P. B. Loyd, Jr.

      10.68*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and A. L. Chavkin.

      10.69*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and C. A. Donabedian.

      10.70*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and M. A. E. Laqueur.

      10.71*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and R. L. Sandmeyer.

      10.72*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and T. W. Nagle.

      10.73*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and C. R. Ofner.

      10.74*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and D. L. McIntire.

      10.75*  -  Affiliate  Agreement effective December 31,  1997  between
                 R&B and W. K. Hillin.

      10.76*  -  Affiliate  Agreement  effective December 31, 1997  between
                 Falcon and Steven A. Webster.

      10.77*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Bernie W. Stewart.

      10.78*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Robert F. Fulton.

      10.79*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Leighton E. Moss.

      10.80*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Rodney W. Meisetschlaeger.

      10.81*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Steven R. Meheen.

      10.82*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Douglas A.P. Hamilton.

      10.83*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and Michael Porter.

      10.84*  -  Affiliate  Agreement  effective  December 31, 1997 between
                 Falcon and William R. Ziegler.

      10.85*  -  Affiliate  Agreement effective December 31,  1997  between
                 Falcon and Don P. Rodney.

      10.86   -  Reading  & Bates Stock Option Agreement dated as  of  July
                 10,  1997  between R&B and Falcon.  (Filed as Annex  E  to
                 R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporated herein by reference.)

      10.87   -  Falcon  Stock Option Agreement dated as of July  10,  1997 between Falcon and R&B. (Filed as Annex D to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporate herein by reference.)

      10.88   -  Agreement  dated as of August 31, 1991 among  R&B,  Arcade
                 Shipping  AS and Sonat Offshore Drilling Inc.   (Filed  as
                 Exhibit 10.40 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      10.89   -  Facility Agreement dated February 21, 1991 between  Arcade
                 Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit 10.51 to Registration No. 33-51120 and incorporated herein by reference.)

      10.90   -  Amendment  Agreement dated November 30, 1995  to  Facility
                 Agreement dated February 21, 1991 between Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit 10.71 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.91   -  Second  Amendment  Agreement dated October,  1996  between
                 Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit
                 10.60 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.92   -  Agreement  for  the sale and purchase of  Semi-Submersible
                 Emergency Support Vessel Iolair dated September 8, 1995 between BP Exploration Operating Company Limited and Reading & Bates (Caledonia) Limited, a subsidiary of R&B. (Filed as Exhibit 10.3 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.93   -  Mortgage  of  a  Ship  dated  September  8,  1995  between
                 Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and BP Exploration Operating Company Limited. (Filed as
                 Exhibit 10.4 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.94   -  Mortgage  of  a  Ship  dated  September  8,  1995  between
                 Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and Britoil plc. (Filed as Exhibit 10.5 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.95   -  Deed  of  Covenant dated September 8, 1995 between Reading
                 & Bates (Caledonia) Limited, a subsidiary of R&B, and BP Exploration Operating Company Limited. (Filed as Exhibit
                 10.6 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.96   -  Deed  of  Covenant dated September 8, 1995 between Reading
                 & Bates (Caledonia) Limited, a subsidiary of R&B, and Britoil Public Limited Company. (Filed as Exhibit 10.7 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.97   -  Performance Guarantee dated September 8, 1995  by  R&B  in favour of BP Exploration Operating Company Limited. (Filed as Exhibit 10.8 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.98   -  Performance Guarantee dated September 8, 1995  by  R&B  in favour of Britoil plc. (Filed as Exhibit 10.9 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.99   -  Initial   Services  Agreement  dated  September  8,   1995
                 between  Britoil  Public Limited  Company  and  Reading  &
                 Bates  (Caledonia) Limited, a subsidiary of  R&B.   (Filed
                 as Exhibit 10.10 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.100  -  Heads of Agreement for the provision  of  Vessel  Services dated September 8, 1995 between Britoil Public Limited Company, Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and R&B. (Filed as Exhibit 10.11 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      10.101  -  Credit  Agreement dated as of April 30,  1996  among  R&B,
                 Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.85 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.102  -  Security  Agreement  dated as  of  April  30,  1996  among
                 Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.86 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.103  -  Subsidiary  Guaranty  dated  as  of  April  30,  1996   by
                 Reading & Bates Exploration Co., Reading & Bates (A)  Pty.
                 Ltd.,  and  Reading  and Bates Borneo Drilling  Co.,  Ltd.
                 (Filed as Exhibit 10.87 to R&B's Annual Report on Form 10-
                 K for 1996 and incorporated herein by reference.)

      10.104  -  First  Preferred  Mortgage on the "D.  R.  STEWART"  dated
                 April 30, 1996 between Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit 10.88 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.105  -  First  Preferred Mortgage on the "JACK BATES" dated  April
                 30, 1996 between Reading & Bates Drilling Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit
                 10.89 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.106  -  First  Preferred Mortgage on the "W. D. KENT" dated  April
                 30, 1996 between Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee. (Filed as
                 Exhibit 10.90 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.107  -  Indenture of First Naval Mortgage on the "CHARLEY  GRAVES"
                 dated April 30, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.91 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.108  -  First  Priority  Mortgage  on the  "RON  TAPPMEYER"  dated
                 April 30, 1996 between Reading & Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.92 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.109  -  Deed  of  Covenant on the "J. W. McLEAN" dated  April  30,
                 1996  between Reading & Bates Drilling Co. and  Christiana
                 Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.93 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.110  -  Indenture  of  Trust  dated as of  April  30,  1996  among
                 Reading & Bates Drilling Co., Reading & Bates Exploration Co., and Wilmington Trust Company, as trustee. (Filed as
                 Exhibit 10.94 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.111  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "JACK BATES" between Reading & Bates Drilling Co. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.95 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.112  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "D. R. STEWART" between Reading & Bates Exploration Co. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.96 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.113  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "W. D. KENT" between Reading & Bates Exploration Co. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.97 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.114  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "CHARLEY GRAVES" between Reading and Bates Borneo Drilling Co., Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as
                 Exhibit 10.98 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.115  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "RON TAPPMEYER" between Reading and Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.99 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.116  -  Collateral  Assignment of Insurance dated April  30,  1996 with respect to the "J. W. McLEAN" between Reading and Bates Borneo Drilling Co., Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as
                 Exhibit 10.100 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.117  -  First  Amendment  dated  as of  July  9,  1996  to  Credit
                 Agreement dated as of April 30, 1996 among R&B, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.101 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.118  -  Subsidiary Assumption Agreement dated as of July  9,  1996
                 by  RB  Drilling Co. and HRB Rig Corporation.   (Filed  as
                 Exhibit 10.102 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.119  -  Indenture  of First Naval Mortgage on the "J.  W.  McLEAN"
                 dated July 9, 1996 by Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.103 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.120  -  First  Preferred Mortgage on the "HARVEY  H.  WARD"  dated
                 July 9, 1996 by HRB Rig Corporation in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit
                 10.104 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.121  -  Amendment  No. 1 to Indenture of First Naval  Mortgage  on
                 the "CHARLIE GRAVES" dated July 9, 1996 by Reading and Bates Borneo Drilling Co., Ltd. in favor of Christiana
                 Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.105 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.122  -  Amendment to First Preferred Mortgage on the "JACK  BATES"
                 dated July 9, 1996 by Reading & Bates Drilling Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit 10.106 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.123  -  Amendment  to  First  Preferred Mortgage  on  the  "D.  R.
                 STEWART" dated July 9, 1996 by Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit 10.107 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.124  -  Amendment to First Preferred Mortgage on the "W. D.  KENT"
                 dated July 9, 1996 by Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit 10.108 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.125  -  Collateral  Assignment of Insurance  dated  July  9,  1996 with respect to the "HARVEY H. WARD" between HRB Rig Corporation and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.109 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.126  -  Collateral  Assignment of Insurance  dated  July  9,  1996 with respect to the "RIG 41" between RB Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.110 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.127  -  Amended  and Restated Indenture of Trust dated as of  July
                 9, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., HRB Rig Corporation and Wilmington Trust Company, as trustee. (Filed as Exhibit
                 10.111 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.128  -  Second  Amendment dated as of August 30,  1996  to  Credit
                 Agreement dated as of April 30, 1996 among R&B, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.112 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.129  -  Subsidiary  Assumption Agreement dated as  of  August  30,
                 1996  by Reading & Bates Development Co. (Filed as Exhibit
                 10.113 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.130  -  Subsidiary  Guaranty  dated  as  of  August  30,  1996  by
                 Reading & Bates Development Co. (Filed as Exhibit 10.114 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.131  -  Indenture  of  First  Naval Mortgage on  "SEILLEAN"  dated
                 August 30, 1996 by Reading & Bates Development Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.115 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.132  -  Collateral Assignment of Insurance dated August  30,  1996 with respect to the "SEILLEAN" between Reading & Bates Development Co. and Christiana Bank og Kreditkasee, New York Branch, as agent. (Filed as Exhibit 10.116 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.133  -  Credit Agreement dated as of November 13, 1996 among  R&B,
                 Reading    &   Bates   Drilling   Co.,   certain   lending
                 institutions named therein, Banque Indosuez, as documentation agent, Credit Lyonnais New York Branch, as documentation agent, and Christiana Bank og Kreditkasse, New York Branch, as administrative agent, arranger and security trustee. (Filed as Exhibit 10.117 to R&B's
                 Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.134  -  Security  Agreement dated as of November  13,  1996  among
                 Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates Offshore, Limited, HRB Rig Corporation, Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.118 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.135  -  Subsidiary  Guaranty  dated as of November  13,  1996   by
                 Reading & Bates Exploration Co., Reading & Bates (A)  Pty.
                 Ltd.,   Reading  and  Bates  Borneo  Drilling  Co.,  Ltd.,
                 Reading   &   Bates   Offshore,  Limited   and   HRB   Rig
                 Corporation.  (Filed  as Exhibit 10.119  to  R&B's  Annual
                 Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.136  -  First  Preferred  Mortgage on the "D.  R.  STEWART"  dated
                 November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee. (Filed as Exhibit 10.120 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.137  -  First   Preferred  Mortgage  on  the  "JACK  BATES"  dated
                 November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee. (Filed as Exhibit 10.121 to R&B's
                 Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.138  -  First  Preferred  Mortgage  on  the  "W.  D.  KENT"  dated
                 November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.122 to R&B's
                 Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.139  -  First  Preferred  Mortgage on the  "RANDOLPH  YOST"  dated
                 November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.123 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.140  -  First  Preferred  Mortgage  on the  "GEORGE  H.  GALLOWAY"
                 dated November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit
                 10.124 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.141  -  First  Preferred Mortgage on the "F. G. MCCLINTOCK"  dated
                 November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.125 to R&B's
                 Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.142  -  First  Preferred  Mortgage on  the  "J.  T.  ANGEL"  dated
                 November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.126 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.143  -  First  Preferred Mortgage on the "ROGER W.  MOWELL"  dated
                 November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.127 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.144  -  First  Preferred Mortgage on the "HARVEY  H.  WARD"  dated
                 November 13, 1996 between HRB Rig Corporation in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.128 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.145  -  Indenture of First Naval Mortgage on the "CHARLEY  GRAVES"
                 dated November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.129 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.146  -  Indenture  of First Naval Mortgage on the "J.  W.  McLEAN"
                 dated November 13, 1996 between Reading & Bates Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.130 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.147  -  Indenture  of First Naval Mortgage on the "RIG  41"  dated
                 November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.131 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.148  -  First  Priority  Mortgage  on the  "RON  TAPPMEYER"  dated
                 November 13, 1996 between Reading & Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.132 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.149  -  Pledge  Agreement  dated as of November 13,  1996  between
                 R&B and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.133 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.150  -  Amended  and  Restated  Credit  Agreement  dated   as   of
                 November 13, 1996 and amended and restated as of  July  3,
                 1997  among  R&B,  Reading & Bates Drilling  Co.,  certain
                 lending   institutions  named  therein,  Credit   Agricole
                 Indosuez,  as  documentation agent,  Credit  Lyonnais  New
                 York Branch, as documentation agent, and Christiana Bank og Kreditkasse, New York Branch, as administrative agent, arranger and security trustee.

      10.151  -  Letter  of Credit Agreement dated as of December 30,  1996 between R&B, Reading & Bates Drilling Co., and Christiana Bank og Kreditkasse, New York Branch. (Filed as Exhibit
                 10.134 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.152  -  Memorandum  of Agreement dated November 28,  1995  between
                 Reading and Bates, Inc., a subsidiary of R&B, and Deep Sea Investors, L.L.C. (Filed as Exhibit 10.110 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.153  -  Bareboat  Charter  "M.G. Hulme, Jr."  dated  November  28,
                 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as
                 Exhibit 10.111 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.154  -  Purchase  and  Sale  Agreement  dated  October  18,   1995
                 between  Enserch  Exploration, Inc. and  Reading  &  Bates
                 Development Co., a subsidiary of R&B.   (Filed as  Exhibit
                 10.112 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.155  -  Operating  Agreement made effective  as  of  May  1,  1995 among Enserch Exploration, Inc., Mobil Oil Corporation, Mobil Oil exploration & Producing Southeast Inc. and Reading & Bates Development Co., a subsidiary of R&B.
                 (Filed as Exhibit 10.125 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

      10.156  -  Participation  Agreement dated December  4,  1996  between
                 Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.152 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.157  -  Joint  Venture  Agreement dated December  16,  1996  among
                 Shell Deepwater Development Inc., SOI Finance Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.161 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.158  -  Limited  Liability  Company Agreement  dated  October  28,
                 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.162 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.159  -  Limited  Liability Company Agreement dated April 30,  1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc.

      10.160  -  Joint  Venture Agreement dated February 22,  1996  between
                 INTEC Engineering, Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.163 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.161  -  Loan  Agreement  dated as of December 14, 1996  among  TRB
                 Holding Corporation, Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC. (Filed as Exhibit 10.164 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.162  -  First Naval Mortgage on the "SEILLEAN" dated December  14,
                 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe PLC. (Filed as Exhibit 10.165 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.163  -  Collateral  Assignment  of  Deposit  Account,  Pledge  and
                 Security Agreement dated December 14, 1996 with respect to the "SEILLEAN" between TRB Holding Corporation and Nissho Iwai Europe PLC. (Filed as Exhibit 10.166 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.164  -  Assignment  of  Insurances dated December  14,  1996  with respect to the "SEILLEAN" between TRB Holding Corporation and Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC. (Filed as Exhibit 10.167 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

      10.165  -  Contract  dated  November 14, 1997  for  Construction  and
                 Sale of Vessel (Hull No. HRBS6) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and RB Exploration Co.

      10.166  -  Contract  dated  September 5, 1997  for  Construction  and
                 Sale of a 103,000 Metric Tons Displacement Drillship (Hull No. 1255) between Samsung Heavy Industries Co., Ltd., Samsung Corporation and Reading & Bates Drilling Co.

      10.167  -  1992 Stock Option Plan of Falcon. (Filed as an exhibit  to
                 Falcon's  Registration Statement on  Form  S-4,  filed  on
                 April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

      10.168  -  1994 Stock Option Plan of Falcon. (Filed as an exhibit  to
                 Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

      10.169  -  Uncommitted  Acquisition  Credit  Agreement  dated  as  of
                 January 24, 1996, between Falcon and Banque Paribas. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

      10.170  -  First   Amendment,  dated  as  of  March   4,   1996,   to
                 Uncommitted Acquisition Credit Agreement. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

      10.171  -  1995 Stock Option Plan of Falcon. (Filed as an exhibit  to
                 Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

      10.172  -  Bank  Earn-Out Agreement, dated as of December  23,  1992, by and between Falcon and Whitney National Bank. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      10.173  -  Senior  Executive Incentive Compensation Agreement,  dated as of December 24, 1992, by and among Falcon, Robert H. Reeves, Jr., and Charles E. Reeves. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

      10.174  -  Registration  Rights  Agreement  dated  August  15,  1995, between Falcon and Blake Holding Co., Inc. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

      10.175  -  Credit  Agreement  dated as of November  12,  1996,  among
                 Falcon, Banque Paribas, and Arab Banking Corporation (B.S.C.) relating to a $25 million facility. (Filed as Exhibit 10.24 to Falcon's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

      10.176  -  First  Amendment  to Credit Amendment,  dated  October  3,
                 1997, among Falcon, Banque Paribas, Arab Banking Corporation (B.S.C.), and ING (U.S.) Capital Corporation, amending Credit Agreement dated November 12, 1996, relating to a $25 million facility.

      10.177  -  Credit  Agreement  dated as of November  12,  1996,  among
                 Falcon, Banque Paribas, and Arab Banking Corporation (B.S.C.) relating to a $40 million facility. (Filed as Exhibit 10.25 to Falcon's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

      10.178  -  First  Amendment  to Credit Agreement,  dated  October  3,
                 1997, among Falcon, Bank Paribas, Arab Banking Corporation (B.S.C.), and ING (U.S.) Capital Corporation, amending Credit Agreement dated November 12, 1996 relating to a $40 million facility, increasing such facility to $60 million.

      10.179  -  Credit  Agreement  dated  as of  October  3,  1997,  among
                 Falcon, Banque Paribas, Arab Banking Corporation (B.S.C.), and ING (U.S.) Capital Corporation relating to an $80 million facility.

      10.180  -  First  Amendment to Credit Agreement, dated  December  22,
                 1997, among Falcon, Bank Paribas, Arab Banking Corporation (B.S.C.), and ING (U.S.) Capital Corporation, amending Credit Agreement dated October 3, 1997 relating to an $80 million facility, increasing such facility to $130 million.

      10.181  -  Registration  Rights Agreement dated  December  10,  1996, between  Falcon  and  KS  Deepsea  Drillships.  (Filed  as
                 Exhibit 10.26 to Falcon's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

      10.182  -  Participation  Agreement made effective August  28,  1997, between Reading & Bates Development Co., a subsidiary of R&B, British-Borneo Petroleum, Inc. and British-Borneo Exploration, Inc.

      10.183  -  Purchase  and  Sale  and Acreage Exchange  Agreement  made effective August 28, 1997 between Enserch Exploration, Inc., and Reading & Bates Development Co., a subsidiary of R&B.

      21      -  Schedule of Subsidiaries of the Company (Filed as  Exhibit
                 21.1  to  R&B Falcon's Registration Statement on Form  S-4
                 dated  November  20,  1997  and  incorporated  herein   by
                 reference.)

      23      -  Consent of Arthur Andersen LLP

      27      -  Financial  Data Schedule.  (Exhibit 27 is being  submitted as  an  exhibit  only  in the electronic  format  of  this
                 Annual  Report  on  Form  10-K  being  submitted  to   the
                 Securities and Exchange Commission.)

      99      -  Annual  Report  on  Form 11-K with respect  to  Reading  &
                 Bates Savings Plan. (To be filed by amendment to the Annual Report on Form 10-K.)

           Instruments with respect to certain long-term obligations of the Company are not being filed as exhibits hereto as the securities authorized thereunder do not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon its request.

      *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

 (b) Reports on Form 8-K

      R&B filed twelve Current Reports on Form 8-K during the three months ended December 31, 1997. A Current Report on Form 8-K was: filed October 3, 1997 announcing the acquisition of the semisubmersible accommodation unit "ALLEGHENY", filed October 14, 1997 announcing additional unsuccessful exploratory expenses for the third quarter, filed October 16, 1997 announcing third quarter 1997 earnings, filed October 27, 1997 announcing the postponement of the special stockholders meeting, filed October 29, 1997 announcing the award of a two year contract for the "J.W. McLEAN", filed November 4, 1997 announcing the award of a three to four well contract for the "M.G. HULME, JR.", filed November 6, 1997 announcing an update on newbuild projects, filed November 21, 1997 announcing the rescheduling of the special stockholders meeting, filed December 16, 1997 announcing the extension of the "JACK BATES" contract with Mobil, filed December 17, 1997 announcing the board of directors of R&B Falcon Corporation, filed December 23, 1997 announcing oil discovery on East Breaks 643, North Boomvang and filed December 29, 1997 announcing Reading & Bates' shareholders approve business combination with Falcon.

      Falcon filed 2 current Reports on Form 8-K during the three months ended December 31, 1997. A Current Report on Form 8-K was: filed December 17, 1997 announcing the board of directors of R&B Falcon Corporation and filed December 24, 1997 announcing Falcon's shareholders  approve  business  combination  with  Reading  &  Bates
      Corporation.

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                              R&B FALCON CORPORATION

                              By /s/ Steven A. Webster
                                -------------------------------------
                                 Steven A. Webster
                                 President, Chief Executive Officer
                                 and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1998.


By  /s/ Paul B. Loyd, Jr.              By  /s/ Steven A. Webster
   ---------------------------            -----------------------------
    Paul B. Loyd, Jr.                      Steven A. Webster
    Chairman and Director                  President, Chief Executive
                                           Officer and Director

By  /s/ Tim W. Nagle                   By  /s/ Robert F. Fulton
   ---------------------------            -----------------------------
    Tim W. Nagle                           Robert F. Fulton
    Executive Vice President               Executive Vice President
    (Principal Accounting Officer)         (Principal Financial Officer)


By  /s/ Purnendu Chatterjee             By
   ---------------------------             ----------------------------
    Purnendu Chatterjee                     Macko A. E. Laqueur
    Director                                Director


By  /s/ Arnold L. Chavkin               By  /s/ Michael E. Porter
   ---------------------------             -----------------------------
    Arnold L. Chavkin                       Michael E. Porter
    Director                                Director


By  /s/ Charles A. Donabedian           By  /s/ Robert L. Sandmeyer
   ---------------------------             -----------------------------
    Charles A. Donabedian                   Robert L. Sandmeyer
    Director                                Director


By  /s/ Douglas A. P. Hamilton          By  /s/  William R. Ziegler
   ---------------------------             -----------------------------
    Douglas A. P. Hamilton                  William R. Ziegler
    Director                                Director