Form 10-Q
period 1998-03-31
R&B FALCON CORP
filed 1998-05-15
CIK 1045361

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                      Commission file number 1-13729

                          R&B FALCON CORPORATION
          (Exact name of registrant as specified in its charter)

              Delaware                              76-0544217
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

                  901 Threadneedle, Houston, Texas  77079
            (Address of principal executive offices)(Zip Code)


                              (281) 496-5000
           (Registrant's telephone number, including area code)

                                   NONE
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No___


            NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                         AT MAY 1, 1998 : 165,174,358

===========================================================================


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

The financial statements for the three months ended March 31, 1998 and 1997, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1998 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                            (in millions)

                                                    MARCH 31,  DECEMBER 31,
                                                      1998        1997
                                                    ---------  -----------
                                                   (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                        $    68.6  $    55.5
   Short-term investments                                49.5       45.4
   Accounts receivable:
    Trade, net                                          210.0      165.1
    Other                                                25.7       22.3
   Materials and supplies inventory                      17.3       15.1
   Other current assets                                  15.8       13.1
                                                    ---------  ---------
    Total current assets                                386.9      316.5
                                                    ---------  ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                           2,128.2    1,925.9
   Other                                                115.1       81.1
                                                    ---------  ---------
    Total property and equipment                      2,243.3    2,007.0
   Accumulated depreciation                            (445.9)    (426.3)
                                                    ---------  ---------
    Net property and equipment                        1,797.4    1,580.7
                                                    ---------  ---------
 DEFERRED CHARGES AND OTHER ASSETS                       32.0       31.2
                                                    ---------  ---------
 NET ASSETS OF DISCONTINUED OPERATIONS                    9.8         -
                                                    ---------  ---------
 TOTAL ASSETS                                       $ 2,226.1  $ 1,928.4
                                                    =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                               (in millions)

                                                     MARCH 31,  DECEMBER 31,
                                                       1998        1997
                                                    ----------  -----------
                                                    (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Short-term obligations                           $    84.5  $      -
   Long-term obligations due within one year             38.2      135.2
   Accounts payable - trade                              52.7       51.5
   Accrued liabilities                                  114.9      144.7
                                                    ---------  ---------
    Total current liabilities                           290.3      331.4

 LONG-TERM OBLIGATIONS                                  915.8      692.2

 OTHER NONCURRENT LIABILITIES                            38.0       38.6

 DEFERRED INCOME TAXES                                  106.0       76.8

 NET LIABILITIES OF DISCONTINUED OPERATIONS                -         5.8
                                                    ---------  ---------
    Total liabilities                                 1,350.1    1,144.8
                                                    ---------  ---------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                       53.8       55.6
                                                    ---------  ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                            1.7        1.6
  Capital in excess of par value                        655.5      631.4
  Retained earnings                                     166.1       96.3
  Other                                                  (1.1)      (1.3)
                                                    ---------  ---------
     Total stockholders' equity                         822.2      728.0
                                                    ---------  ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,226.1  $ 1,928.4
                                                    =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                       1998       1997
                                                     -------    -------
OPERATING REVENUES                                   $ 279.4    $ 203.1
                                                     -------    -------
COSTS AND EXPENSES:
 Operating expenses                                    120.0      103.5
 Depreciation                                           20.9       18.5
 General and administrative                             13.5       11.3
 Merger expenses                                        (1.0)        -
                                                     -------    -------
      Total costs and expenses                         153.4      133.3
                                                     -------    -------
OPERATING INCOME                                       126.0       69.8
                                                     -------    -------
OTHER INCOME (EXPENSE):
 Interest expense, net of capitalized interest         (13.9)     (10.1)
 Interest income                                         1.5        1.6
 Other, net                                              (.1)       (.3)
                                                     -------    -------
      Total other income (expense)                     (12.5)      (8.8)
                                                     -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
 TAX EXPENSE  AND MINORITY INTEREST                    113.5       61.0
                                                     -------    -------
INCOME TAX EXPENSE:
 Current                                                 6.8        8.3
 Deferred                                               34.6        4.7
                                                     -------    -------
      Total income tax expense                          41.4       13.0
                                                     -------    -------
MINORITY INTEREST                                       (2.3)      (3.3)
                                                     -------    -------
INCOME FROM CONTINUING OPERATIONS                       69.8       44.7

LOSS FROM DISCONTINUED OPERATIONS                         -        (5.8)
                                                     -------    -------
NET INCOME                                           $  69.8    $  38.9
                                                     =======    =======
NET INCOME PER COMMON SHARE:
  Basic:
     Continuing operations                           $    .42   $    .27
     Discontinued operations                              -         (.03)
                                                     --------   --------
       Net income                                    $    .42   $    .24
                                                     ========   ========
  Diluted:
    Continuing operations                            $    .42   $    .27
    Discontinued operations                               -         (.04)
                                                     --------   --------
       Net income                                    $    .42   $    .23
                                                     ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                164.9      163.6
                                                     ========   ========
   Diluted                                              166.4      165.9
                                                     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions)
                             (unaudited)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                              1998     1997
                                                           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income                                            $  69.8    $  38.9
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                            20.9       18.5
      Deferred income taxes                                   29.1       11.0
      Loss (gain) on dispositions of property
       and equipment                                          (2.2)       1.2
      Recognition of deferred expenses                         2.8        2.4
      Deferred compensation                                     .2        1.9
      Minority interest in income of
       consolidated subsidiaries                               2.3        3.3
      Loss from discontinued operations                         -         5.8
      Changes in assets and liabilities:
        Accounts receivable, net                             (46.9)     (13.7)
        Materials and supplies inventory                      (2.9)       (.2)
        Deferred charges and other assets                     (5.9)      (5.4)
        Accounts payable - trade                               (.9)      (7.2)
        Accrued liabilities                                  (26.7)       1.6
        Accrued interest                                      (4.4)      (5.6)
        Other, net                                             1.3        1.4
                                                           -------    -------
          Net cash provided by operating activities           36.5       53.9
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment                     2.6         .7
    Purchases of property and equipment                     (201.9)     (64.6)
    Purchase of short-term investments                        (4.1)     (14.4)
    Increase in investments in and advances to
      unconsolidated investees                                  -        (7.8)
                                                           -------    -------
        Net cash used in investing activities               (203.4)     (86.1)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving credit facilities             118.0       15.0
   Increase in short-term borrowings                          84.5         -
   Principal payments on long-term obligations                (3.5)      (7.2)
   Distribution to minority shareholders of
     consolidated subsidiaries                                (4.0)        -
   Other                                                        .6        1.6
                                                           -------    -------
       Net cash provided by financing activities             195.6        9.4
                                                           -------    -------
CASH USED IN DISCONTINUED OPERATIONS                         (15.6)     (23.5)
                                                           -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          13.1      (46.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              55.5      127.8
                                                           -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  68.6    $  81.5
                                                           =======    =======
Supplemental Cash Flow Disclosures:
    Interest paid                                          $  23.8    $  17.2
    Income taxes paid                                      $   5.0    $   1.3
    Noncash investing activities:
      Purchase of property and equipment in
        exchange for debt                                  $  35.5    $   4.5

The accompanying notes are an integral part of the consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          PROPERTY AND EQUIPMENT - In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in a $5.2 million reduction in depreciation expense for the three months ended March 31, 1998.

           NEWLY ISSUED ACCOUNTING STANDARD - In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company had no non-owner changes in equity during the three months ended March 31, 1998 and 1997 and therefore, no reporting and display of comprehensive income was required.

B)   SHORT-TERM OBLIGATIONS

          In February 1998, the Company entered into a $150.0 million short-
     term  credit  facility  for the construction of  Drillship  III.   The
     facility bears interest at the London Interbank Offered Rate ("LIBOR") plus .6% and is due in December 1998.

C)   LONG-TERM OBLIGATIONS

          On March 23, 1998, the Company offered to redeem its 9 3/4 % Senior Notes due 2001, its 8 7/8 % Senior Notes due 2003 and its 12 1/2 % Subordinated Notes due 2005 (collectively the "Old Notes"). The aggregate principal amount of the outstanding Old Notes was $280.0 million and on April 20, 1998, $274.4 million in principal amount of Old Notes was repaid from proceeds from the sale of the New Senior Notes (see Note F).

          As a result of the debt offering in April 1998 (see Note F) the repayment of $190.0 million of long-term obligations due within a year did not require the use of working capital and, accordingly, the Company's consolidated financial statements at March 31, 1998, reflect the reclassification of $190.0 million from current to long-term debt.

D)   DISCONTINUED OPERATIONS

          In March 1998, the Company decided to divest its oil and gas segment, and expects such divestiture to occur by March 1999. The Company's oil and gas segment has been accounted for as a discontinued operation.

          Oil and gas assets held for sale at March 31, 1998 were $89.2 million and related liabilities totaled $79.4 million, including a $70.5 million reserve for losses on ultimate disposal and operations until disposal. There were no revenues from the discontinued operations during the three months ended March 31, 1998 and 1997.
     Expenses incurred from the discontinued operations during the three months ended March 31, 1998 and 1997 were $8.3 million and $5.8 million, respectively. Such expenses for 1998 were reserved for at December 31, 1997.

          In the first quarter of 1998, the Company entered into a letter of intent to perform development operations to earn an interest in oil and gas properties owned by a third party. The cost of such development operations is estimated at $29.0 million.

E)   NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is the same as basic and assumes the exercise of outstanding stock options as computed using the treasury stock method.

        The following table reconciles weighted average common shares outstanding from basic to diluted for the three months ended March 31, 1998 and 1997 as follows (in millions):
                                                             Three Months
                                                            Ended March 31,
                                                            ---------------
                                                             1998     1997
                                                            ------   ------
   Weighted average common shares outstanding - basic        164.9    163.6
     Outstanding stock options                                 1.5      2.3
                                                            ------   ------
   Weighted average common shares outstanding - diluted      166.4    165.9
                                                            ======   ======

F)   SUBSEQUENT EVENTS

          DEBT OFFERING - In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion (the "New Senior Notes"). As a result, the Company received net proceeds of approximately $1,082.0 million after deducting estimated offering related expenses. The New Senior Notes bear interest at varying rates from 6.5% to 7.375%, are payable semiannually on April 15 and October 15, and mature at varying times from 2003 to 2018. The New Senior Notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company will incur an extraordinary loss of approximately $25.1 million, net of tax, in the second quarter of 1998.

          CREDIT FACILITY - In April 1998, the Company retired two existing bank group credit facilities aggregating $615.0 million (of which $600.0 million had been drawn), and entered into a new $500.0 million unsecured revolving credit facility agreement with a syndicate of banks. The new facility matures April 24, 2002, bears interest at LIBOR plus .75%, and ranks pari passu in right of payment with the New Senior Notes.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flow for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based upon our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP

Houston, Texas
April 28, 1998




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes In Financial Condition

     The Company incurred capital expenditures of $201.9 million in the first three months of 1998. The most significant expenditures were as follows:

1) The Company incurred $137.8 million of capital expenditures related to its significant construction projects, equipment acquisitions and capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's marine units.

2) The Company issued 204,900 shares of its common stock in partial consideration for the acquisition of all of the outstanding shares of stock of a corporation owning six workover rigs.

3) The Company paid $1.5 million in cash and issued 517,184 shares of its common stock in partial consideration for the acquisition of all of the outstanding shares of stock of three corporations owning eight tugs and five ocean going barges.

     The Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. The Company also continues to consider the selective construction, acquisition and/or upgrade of marine units.


Results of Operations

              THREE MONTHS ENDED MARCH 31, 1998 COMPARED
                 TO THREE MONTHS ENDED MARCH 31, 1997

     The Company's net income for the three months ended March 31, 1998 was $69.8 million ($.42 per diluted share) compared with net income of $38.9 million ($.23 per diluted share) for the same period of 1997. Included in the results for the three months ended March 31, 1997 were losses related to discontinued operations of $5.8 million.

                                            Three Months
                                           Ended March 31,
                                          -----------------
     Operating Revenues (in millions)       1998      1997
                                          -------   -------
       Deepwater                          $  99.6   $  79.7
       Shallow water                        105.4      64.0
       Inland water                          74.4      59.4
                                          -------   -------
            Total                         $ 279.4   $ 203.1
                                          =======   =======

     Operating revenues are primarily a function of dayrates and utilization. The $76.3 million increase in operating revenues for the three months ended March 31, 1998 over the same period in 1997 is primarily due to (i) increased dayrates fleetwide, with the shallow water fleet accounting for the largest part of the increase, and (ii) an increase in the number of offshore and inland marine vessels available for service, which increase resulted from acquisitions, reactivations or conversions.

                                             Three Months
                                            Ended March 31,
                                          ------------------
     Operating Expenses (in millions)       1998       1997
                                          -------    -------
       Deepwater                          $  41.7    $  33.8
       Shallow water                         38.1       33.2
       Inland water                          40.2       36.5
                                          -------    -------
                                          $ 120.0    $ 103.5
                                          =======    =======

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for a unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding revenue is recognized, in which case such operating expenses are expensed as incurred.

     The $16.5 million increase in operating expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to an increase in the number of offshore and inland marine vessels available for service, which increase resulted from acquisitions, reactivations or conversions.

     Depreciation expense increased for the three months ended March 31, 1998 as compared to the same period in 1997 despite the $5.2 million reduction in depreciation expense in 1998 due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998. Such increase is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1997.

     General & administrative expense increased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to increases in payroll and related expenses associated with increased staffing.

     Interest expense increased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to an increased average debt balance outstanding, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense increased for the three months ended March 31, 1998 as compared to the same period in 1997 due to the increase in the Company's pretax income and the Company providing for taxes at the full statutory rate.

     Loss from discontinued operations decreased for the three months ended March 31, 1998 as compared to the same period in 1997 as the losses for 1998 were reserved for at December 31, 1997 (see Note D of Notes to Consolidated Financial Statements).


Liquidity And Capital Resources

   General. Net cash provided by operating activities was $36.5 million for the three months ended March 31, 1998, compared to $53.9 million for the same period in 1997. This represents a decrease of $17.4 million despite the improved operating results from continuing operations. The decrease is primarily due to the change in the components of working capital, mainly accounts receivable and accrued liabilities.

   Net cash used in investing activities was $203.4 million for the three months ended March 31, 1998 compared to $86.1 million for the same period in 1997. The increase is due to increasing levels of capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of marine units.

   Net cash provided by financing activities was $195.6 million for the three months ended March 31, 1998 compared to $9.4 million for the same period in 1997. The increase in net cash provided by financing activities is due to increased borrowings under the Company's revolving credit facilities and short-term borrowings related to the construction of Drillship III.

   The Company has numerous projects under way involving the construction or upgrade of marine units. Significant delays in the completion of one or more of these projects would have a material negative impact on the Company's liquidity.

   Liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. While declines in oil and gas prices experienced during the fourth quarter of 1997 and the first quarter of 1998 did not have an effect on the Company's results of operations for the first quarter of 1998, any prolonged depression in oil and gas prices could have a material adverse effect on the Company.

     The Company's management currently expects that its cash flow from operations, in combination with cash on hand and funds available under its existing credit facility will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations.

   Tender Offer. On March 23, 1998, the Company offered to redeem its 9 3/4 % Senior Notes due 2001, its 8 7/8 % Senior Notes due 2003 and its 12 1/2 % Subordinated Notes due 2005 (collectively the "Old Notes"). The aggregate principal amount of the outstanding Old Notes was $280.0 million and on April 20, 1998, $274.4 million in principal amount of Old Notes was repaid from proceeds from the sale of the New Senior Notes (see below).

   Debt Offering. In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion (the "New Senior Notes"). As a result, the Company received net proceeds of $1,082.0 million after deducting estimated offering related expenses. The New Senior Notes bear interest at varying rates from 6.5% to 7.375%, are payable semiannually on April 15 and October 15, and mature at varying times from 2003 to 2018. The New Senior Notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company will incur an extraordinary loss of approximately $25.1 million, net of tax, in the second quarter of 1998.

   Credit Facility. In April 1998, the Company retired two existing bank group credit facilities aggregating $615.0 million (of which $600.0 million had been drawn), and entered into a new $500.0 million unsecured revolving credit facility agreement with a syndicate of banks. The new facility matures April 24, 2002, bears interest at LIBOR plus .75%, and ranks pari passu in right of payment with the New Senior Notes.


Forward-Looking Statements and Assumptions

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.


Item 2. Change in Securities

      During the first quarter of 1998, the Company issued shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Act").

     On January 13, 1998, the Company issued 517,184 shares of common stock to Wiley J. Falgout and a trust affiliated with Mr. Falgout (the "Trust") as partial consideration for all the issued and outstanding stock of four corporations (the "Falgout Companies"), the primary assets of which were eight tugs and five ocean going barges. The agreed price for the shares issued to Mr. Falgout and the Trust was $32.175 per share. The Company relied upon Section 4(2) of the Act for exemption from registration. The shares were issued pursuant to a negotiated transaction wherein the Company agreed to buy, and Mr. Falgout and the Trust agreed to sell, all of the outstanding shares of the Falgout Companies.

      On February 11, 1998, pursuant to a statutory subsidiary merger, the Company issued 204,900 shares of common stock to nine persons as partial consideration for the acquisition by the Company of all the issued and outstanding stock of BSI Workover & Drilling, Inc. ("BSI"). The agreed price for the shares issued was $33.5673 per share. The Company relied upon Section 4(2) of the Act for exemption from registration. The shares were issued pursuant to a negotiated transaction between the Company and the holders of a majority of the outstanding shares of stock of BSI.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit  4.1  - Registration  Rights Agreement dated  January 1, 1998
                       among  the  Company  and  the   Stockholders  of  BSI
                       Workover and Drilling, Inc.

       Exhibit 10.1  - Dealer Manager and Solicitation Agent Agreement dated
                       March 23, 1998 between the Company and Credit Suisse First Boston Corporation.

       Exhibit 10.2  - 1998 Employee Long-Term  Incentive Plan of R&B Falcon
                       Corporation. (Filed as Exhibit 99.A to the Company's Proxy Statement dated April 23,1998 and incorporated by reference.)

       Exhibit 10.3  - 1998  Director Long-Term Incentive Plan of R&B Falcon
                       Corporation. (Filed as Exhibit 99.B to the Company's Proxy Statement dated April 23,1998 and incorporated by reference.)

       Exhibit 10.4  - Employment Agreement dated March 25, 1998 between the
                       Company and Paul B. Loyd, Jr.

       Exhibit 10.5  - Employment Agreement dated March 25, 1998 between the
                       Company and Steve A. Webster.

       Exhibit 10.6  - Employment Agreement dated March 25, 1998 between the
                       Company  and Andrew Bakonyi.

       Exhibit 10.7  - Employment Agreement dated March 25, 1998 between the
                       Company and Bernie Stewart.

       Exhibit 10.8  - Employment Agreement dated March 25, 1998 between the
                       Company and Robert F. Fulton.

       Exhibit 10.9  - Employment Agreement dated March 25, 1998 between the
                       Company and Tim W. Nagle.

       Exhibit 10.10 - Employment Agreement dated March 25, 1998 between the
                       Company and Wayne K. Hillin.

       Exhibit 10.11 - Employment Agreement dated March 25, 1998 between the
                       Company and Leighton E. Moss.

       Exhibit 10.12 - Employment Agreement dated March 25, 1998 between the
                       Company and Charles R. Ofner.

       Exhibit 10.13 - Credit Agreement dated as  of November 10, 1997 among
                       Deepwater   Drilling   II  L.L.C.,  Bank  of  America
                       National Trust and Savings Association, as Administrative Agent, National Westminster Bank Plc, New York Branch, as Documentation Agent and other financial institutions.

       Exhibit 10.14 - Guaranty Agreement dated November  10,1997 by Reading
                       & Bates Corporation, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading & Bates Borneo Drilling Co., Ltd., Reading & Bates Offshore, Limited and RB Rig Corporation in favor of Bank of America National Trust and Savings Association.

       Exhibit 10.15 - First Amendment and Release  of Guaranty  dated April
                       24, 1998 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, National Westminster Bank Plc, and other financial institutions.

       Exhibit 10.16 - Guaranty Agreement dated April 24, 1998 by R&B Falcon
                       Corporation in favor of Bank of America National Trust and Savings Association.

       Exhibit 15    - Letter   regarding   unaudited   interim    financial
                       information.

       Exhibit 27    - Financial   Data   Schedule.  (Exhibit  27  is  being
                       submitted  as  an  exhibit only  in  the   electronic
                       format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

  (b)   Reports on Form 8-K

          There was one Current Report on Form 8-K filed during the three months ended March 31, 1998. A Current Report on Form 8-K dated March 23, 1998 was filed March 25, 1998 disclosing that the Company announced an unregistered $1 billion debt offering.




                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             R&B FALCON CORPORATION


Date:  May 15, 1998                      By  /s/T. W. Nagle
                                             ----------------------
                                             T. W. Nagle
                                             Executive Vice President
                                             (Chief Accounting Officer)