Form 10-Q
period 1998-06-30
R&B FALCON CORP
filed 1998-08-14
CIK 1045361

============================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                    Commission file number 1-13729

                        R&B FALCON CORPORATION

        (Exact name of registrant as specified in its charter)

              Delaware                             76-0544217
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)             Identification No.)

               901 Threadneedle, Houston, Texas  77079
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


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                   AT AUGUST 1, 1998 :  166,226,374

============================================================================



                Forward-Looking Statements and Assumptions

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil and gas prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

The financial statements for the three and six month periods ended June 30, 1998 and 1997, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1998 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.



                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                               (in millions)

                                                    JUNE 30,    DECEMBER 31,
                                                       1998        1997
                                                    ---------   ---------
                                                   (unaudited)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                        $    69.5   $    55.5
   Short-term investments                                63.1        45.4
   Accounts receivable:
    Trade, net                                          220.0       165.1
    Other                                                29.0        22.3
   Materials and supplies inventory                      21.1        15.1
   Other current assets                                  18.7        13.1
                                                    ---------   ---------
    Total current assets                                421.4       316.5
                                                    ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                           2,395.6     1,925.9
   Other                                                122.6        81.1
                                                    ---------   ---------
    Total property and equipment                      2,518.2     2,007.0
   Accumulated depreciation                            (466.0)     (426.3)
                                                    ---------   ---------
    Net property and equipment                        2,052.2     1,580.7
                                                    ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                       38.6        31.2
                                                    ---------   ---------
 NET ASSETS OF DISCONTINUED OPERATIONS                   19.0          -
                                                    ---------   ---------
 TOTAL ASSETS                                       $ 2,531.2   $ 1,928.4
                                                    =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term obligations                           $    96.7   $      -
   Long-term obligations due within one year             32.3       135.2
   Accounts payable - trade                              37.9        51.5
   Accrued liabilities                                  106.1       144.7
                                                    ---------   ---------
    Total current liabilities                           273.0       331.4

 LONG-TERM OBLIGATIONS                                1,172.9       692.2

 OTHER NONCURRENT LIABILITIES                            36.2        38.6

 DEFERRED INCOME TAXES                                  129.9        76.8

 NET LIABILITIES OF DISCONTINUED OPERATIONS                -          5.8
                                                    ---------   ---------
    Total liabilities                                 1,612.0     1,144.8
                                                    ---------   ---------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                       56.7        55.6
                                                    ---------   ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                            1.7         1.6
  Capital in excess of par value                        677.2       631.4
  Retained earnings                                     204.5        96.3
  Other                                                 (20.9)       (1.3)
                                                    ---------   ---------
     Total stockholders' equity                         862.5       728.0
                                                    ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,531.2   $ 1,928.4
                                                    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.



                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                   ------------------  -----------------
                                     1998      1997      1998      1997
                                   -------   -------   -------   -------
OPERATING REVENUES:
 Deepwater                         $  97.4   $  80.7   $ 197.2   $ 160.6
 Shallow water                       110.2      78.9     217.2     146.8
 Inland water                         73.4      62.6     146.0     117.9
                                   -------   -------   -------   -------
   Total operating revenues          281.0     222.2     560.4     425.3
                                   -------   -------   -------   -------
COSTS AND EXPENSES:
 Deepwater                            45.6      27.3      87.1      61.3
 Shallow water                        40.2      40.0      79.4      75.3
 Inland water                         46.1      34.1      85.4      68.3
 Depreciation                         22.6      19.2      43.5      37.7
 General and administrative           14.6      10.3      28.1      21.6
 Merger expenses                        -         -       (1.0)       -
                                   -------   -------   -------   -------
      Total costs and expenses       169.1     130.9     322.5     264.2
                                   -------   -------   -------   -------
OPERATING INCOME                     111.9      91.3     237.9     161.1
                                   -------   -------   -------   -------
OTHER INCOME (EXPENSE):
 Interest expense, net of
   capitalized interest              (15.2)    (11.3)    (29.1)    (21.4)
 Interest income                       2.9       1.5       4.4       3.1
 Other, net                            (.3)      (.7)      (.4)     (1.0)
                                   -------   -------   -------   -------
      Total other income (expense)   (12.6)    (10.5)    (25.1)    (19.3)
                                   -------   -------   -------   -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE, MINORITY
 INTEREST AND EXTRAORDINARY LOSS      99.3      80.8     212.8     141.8
                                   -------   -------   -------   -------
INCOME TAX EXPENSE:
 Current                               5.6      11.1      12.4      19.4
 Deferred                             30.5       7.9      65.1      12.6
                                   -------   -------   -------   -------
      Total income tax expense        36.1      19.0      77.5      32.0
                                   -------   -------   -------   -------
MINORITY INTEREST                     (2.8)     (1.1)     (5.1)     (4.4)
                                   -------   -------   -------   -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY LOSS            60.4      60.7     130.2     105.4
LOSS FROM DISCONTINUED OPERATIONS       -      (16.7)       -      (22.5)
EXTRAORDINARY LOSS,
 NET OF TAX BENEFIT                  (22.0)       -      (22.0)       -
                                   -------   -------   -------   -------
NET INCOME                         $  38.4   $  44.0   $ 108.2   $  82.9
                                   =======   =======   =======   =======
NET INCOME PER COMMON SHARE:
  Basic:
     Continuing operations         $   .37   $   .37   $   .79   $   .64
     Discontinued operations           -        (.10)      -        (.13)
     Extraordinary loss               (.13)      -        (.13)      -
                                   -------   -------   -------   -------
       Net income                  $   .24   $   .27   $   .66   $   .51
                                   =======   =======   =======   =======
  Diluted:
    Continuing operations          $   .37   $   .37   $   .78   $   .64
    Discontinued operations            -        (.10)      -        (.14)
    Extraordinary loss                (.13)      -        (.13)       -
                                   -------   -------   -------   -------
       Net income                  $   .24   $   .27   $   .65   $   .50
                                   =======   =======   =======   =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

        Basic                        165.3     163.9     165.1     163.8
                                   =======   =======   =======   =======
        Diluted                      167.6     167.1     166.5     165.9
                                   =======   =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.



                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       -----------------
                                                         1998      1997
                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $ 108.2   $  82.9
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                        43.5      37.7
      Deferred income taxes                               64.9      27.6
      Gain on dispositions of property and equipment      (2.2)     (1.5)
      Recognition of deferred expenses                     5.9       4.0
      Deferred compensation                                 .4       3.8
      Minority interest in income of
       consolidated subsidiaries                           5.1       4.4
      Loss from discontinued operations                     -       22.5
      Extraordinary loss, net of tax benefit              22.0        -
      Changes in assets and liabilities:
        Accounts receivable, net                         (62.1)    (40.6)
        Materials and supplies inventory                  (6.8)      (.2)
        Deferred charges and other assets                (23.6)     (5.6)
        Accounts payable  - trade                        (24.8)     (5.8)
        Accrued liabilities                              (22.5)       .3
        Accrued interest                                   4.0       3.3
        Income taxes                                     (18.5)      1.7
        Other, net                                        (2.0)     (1.3)
                                                       -------   -------
         Net cash provided by operating activities        91.5     133.2
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment                 3.1       1.5
    Purchases of property and equipment                 (483.4)   (186.1)
    Purchase of short-term investments                   (17.7)    (31.9)
    Increase in investments in and advances to
     unconsolidated investees                               -      (42.4)
                                                       -------   -------
        Net cash used in investing activities           (498.0)   (258.9)
                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments on) proceeds from
    revolving credit facilities                         (432.0)     60.0
   Increase in short-term borrowings                      96.7        -
   Proceeds from long-term obligations                 1,094.0      43.0
   Principal payments on long-term obligations          (285.5)    (14.3)
   Premium paid on debt extinguishment                   (25.1)       -
   Distribution to minority shareholders
    of consolidated subsidiaries                          (4.0)       -
   Other                                                   1.2       3.0
                                                       -------   -------
       Net cash provided by financing activities         445.3      91.7
                                                       -------   -------
CASH USED IN DISCONTINUED OPERATIONS                     (24.8)    (38.3)
                                                       -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      14.0     (72.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          55.5     127.8
                                                       -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  69.5   $  55.5
                                                       =======   =======
Supplemental Cash Flow Disclosures:
    Interest paid                                      $  39.0  $   21.2
    Income taxes paid                                  $  27.6  $    3.8
    Purchase of property and equipment
     in exchange for debt or equity                    $  35.5  $    8.0

The accompanying notes are an intregral part of the consolidated financial statements.


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          PROPERTY AND EQUIPMENT - In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $10.4 million reduction in depreciation expense for the six months ended June 30, 1998.

           NEWLY ISSUED ACCOUNTING STANDARDS - In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company had no non-owner changes in equity during the three and six month periods ended June 30, 1998 and 1997 and therefore, no reporting and display of comprehensive income was required.

           In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its  fair  value, recorded in the balance sheet as either an asset  or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements nor has it determined the timing of its adoption.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended June 30, 1998 and 1997 was $9.1 million and $2.3 million, respectively and for the six months ended June 30, 1998 and 1997 was $15.3 million and $4.5 million, respectively. Interest capitalized is shown net of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, after a tax benefit of $11.9 million, due to the premium payments required for the early extinguishment of debt obligations and the expense of related deferred debt issuance costs (see Note C).

B)   SHORT-TERM OBLIGATIONS

          In February 1998, a subsidiary of the Company entered into a $150.0 million short-term credit facility for the construction of Drillship III, recently named the "DEEPWATER MILLENIUM" and repayment of that facility was guaranteed by a number of other subsidiaries. The facility bears interest at the London Interbank Offered Rate ("LIBOR") plus .6% and is due in December 1998. In April 1998, the facility was amended to substitute the Company as the sole guarantor and to increase the interest rate margin to .75%.

C)   LONG-TERM OBLIGATIONS
                                                            (in millions)
          Debt obligations at December 31, 1997                $   827.4
             Proceeds from debt offering (1)                     1,094.0
             Proceeds from new credit facility (2)                  50.0
             Net payments on retired credit facilities (2)        (482.0)
             Payments on debt obligations other
               than credit facilities (3)                         (285.5)
             Other                                                   1.3
                                                               ---------
          Debt obligations at June 30, 1998                      1,205.2
             Less long-term obligations due within one year        (32.3)
                                                               ---------
          Long-term obligations at June 30, 1998               $ 1,172.9
                                                               =========

   (1) In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion (the "New Senior Notes"). As a result, the Company received net proceeds of approximately $1,082.0 million after deducting estimated offering related expenses. The New Senior Notes bear interest at varying rates from 6.5% to 7.375%, are payable semiannually on April 15 and October 15, and mature at varying times from 2003 to 2018. The New Senior Notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998.

   (2) In April 1998, the Company retired two existing bank group credit facilities aggregating $615.0 million (of which $600.0 million had been drawn), and entered into a new $500.0 million unsecured revolving credit facility agreement with a syndicate of banks. The new facility matures April 24, 2002, bears interest at LIBOR plus .75%, and ranks pari passu in right of payment with the New Senior Notes.

   (3) On March 23, 1998, the Company offered to redeem its 9 3/4 % Senior Notes due 2001, its 8 7/8 % Senior Notes due 2003 and its 12 1/2 % Subordinated Notes due 2005 (collectively the "Old Notes"). The aggregate principal amount of the outstanding Old Notes was $280.0 million and on April 20, 1998, $274.4 million in principal amount of Old Notes was repaid from proceeds from the sale of the New Senior Notes.

D)   DISCONTINUED OPERATIONS

          In March 1998, the Company decided to divest its oil and gas segment, and expects such divestiture to occur by March 1999. The Company's oil and gas segment has been accounted for as a discontinued operation.

          Oil and gas assets held for sale at June 30, 1998 were $93.0 million and related liabilities totaled $74.0 million, including a $70.0 million reserve for losses on ultimate disposal and operations until disposal. There were no revenues from the discontinued operations during the three and six month periods ended June 30, 1998 and 1997. Expenses incurred from the discontinued operations during the three months ended June 30, 1998 and 1997 were $.5 million and $16.7 million, respectively and for the six months ended June 30, 1998 and 1997 were $8.8 million and $22.5 million, respectively. Such expenses for 1998 were applied against the reserve set up in connection with the discontinuance of the oil and gas segment.

          In the first quarter of 1998, the Company entered into a letter of intent to perform development operations to earn an interest in oil and gas properties owned by a third party. The cost of such development operations is estimated at $29.0 million.

E)   EARNINGS PER SHARE

        The following table reconciles the numerators and denominators of the basic and diluted per share computations for income from continuing operations before extraordinary loss for the three and six month periods ended June 30, 1998 and 1997 as follows (in millions except per share amounts):

                                               Three Months    Six Months
                                              Ended June 30,  Ended June 30,
                                              --------------  --------------
                                               1998    1997    1998    1997
                                              ------  ------  ------  ------
   Numerator:
   Income from continuing operations
     before extraordinary loss - basic        $ 60.4  $ 60.7  $130.2  $105.4
   Interest expense on convertible debentures    1.1     1.0      -       -
                                              ------  ------  ------  ------
   Income from continuing operations
     before extraordinary loss - diluted      $ 61.5  $ 61.7  $130.2  $105.4
                                              ======  ======  ======  ======
   Denominator:
   Weighted average common shares
     outstanding - basic                       165.3   163.9   165.1   163.8
   Outstanding stock options                     1.4     2.2     1.4     2.1
   Convertible debentures                         .9     1.0      -       -
                                              ------  ------  ------  ------
   Weighted average common shares
     outstanding - diluted                     167.6   167.1   166.5   165.9
                                              ======  ======  ======  ======
   Earnings per share:
   Income from continuing operations
     before extraordinary loss:
          Basic                               $  .37  $  .37  $  .79  $  .64
          Diluted                             $  .37  $  .37  $  .78  $  .64


F)   SUBSEQUENT EVENT

          On August 10, 1998, the Company announced the signing of a letter of intent to merge with Cliffs Drilling Company. In the merger, each share of common stock, par value $0.01 per share, of Cliffs Drilling Company will be exchanged for 1.7 shares of common stock, par value $0.01 per share, of the Company. The merger is contemplated to be a tax-free reorganization and will be accounted for as a purchase. The transaction is subject to, among other things, execution and delivery of a definitive agreement and certain regulatory, third party and shareholder approvals. The offering to Cliffs Drilling Company shareholders will be made only by means of a prospectus.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations and cash flow for the three and six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 28, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes In Financial Condition

     The Company incurred capital expenditures of $483.4 million in the first six months of 1998. The most significant expenditures were as follows:

1) The Company incurred $334.0 million of capital expenditures related to its significant construction projects, equipment acquisitions and capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's marine units.

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

4) The Company paid $10.7 million in cash for the acquisition of the previously leased jackup "FALRIG 82".

5) The Company paid $5.8 million in cash for the acquisition of a two story, 86,000 square foot office building in Houston, Texas that serves as its corporate headquarters.

     See "Liquidity And Capital Resources" for discussions on the repayment and issuance of debt obligations.

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


Results of Operations

                  SIX MONTHS ENDED JUNE 30, 1998 COMPARED
                     TO SIX MONTHS ENDED JUNE 30, 1997

     The Company's net income for the six months ended June 30, 1998 was $108.2 million ($.65 per diluted share) compared with net income of $82.9 million ($.50 per diluted share) for the same period of 1997. Included in the results for the six months ended June 30, 1998 was an extraordinary loss of $22.0 million due to the extinguishment of debt obligations. Included in the results for the six months ended June 30, 1997 were losses related to discontinued operations of $22.5 million.

     Operating revenues are primarily a function of dayrates and utilization. The increase in operating revenues for the six months ended June 30, 1998 over the same period in 1997 is primarily due to (i) increased dayrates fleetwide, with the shallow water fleet accounting for the largest part of the increase, and (ii) an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance and overhauls of equipment are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for a unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding revenue is recognized, in which case such operating expenses are expensed as incurred.

     The increase in operating expenses for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

     Depreciation expense increased for the six months ended June 30, 1998 as compared to the same period in 1997 despite the reduction in depreciation expense in 1998 of approximately $10.4 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998. Such increase is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1997 and early 1998.

     General & administrative expense increased for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to increases in payroll and related expenses associated with increased staffing through new hires, and acquisitions within the inland water segment.

     Interest expense increased for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to an increased average debt balance outstanding, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense increased for the six months ended June 30, 1998 as compared to the same period in 1997 due to the increase in the Company's pretax income and the Company providing for taxes at the full statutory rate.

      Loss from discontinued operations decreased for the six months ended June 30, 1998 as compared to the same period in 1997 as the losses for 1998 were reserved for in connection with the discontinuance of the oil and gas segment (see Note D of Notes to Consolidated Financial Statements).

     Extraordinary loss, net of tax, for the six months ended June 30, 1998 is due to the extinguishment of debt obligations in connection with the issuance of new debt obligations (see Note C of Notes to Consolidated Financial Statements).


                 THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                    TO THREE MONTHS ENDED JUNE 30, 1997

     The Company's net income for the three months ended June 30, 1998 was $38.4 million ($.24 per diluted share) compared with net income of $44.0 million ($.27 per diluted share) for the same period of 1997. Included in the results for the three months ended June 30, 1998 was an extraordinary loss of $22.0 million due to the extinguishment of debt obligations. Included in the results for the three months ended June 30, 1997 were losses related to discontinued operations of $16.7 million.

     Operating revenues are primarily a function of dayrates and utilization. The increase in operating revenues for the three months ended June 30, 1998 over the same period in 1997 is primarily due to (i) increased dayrates fleetwide, with the shallow water fleet accounting for the largest part of the increase, and (ii) an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance and overhauls of equipment are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for a unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding revenue is recognized, in which case such operating expenses are expensed as incurred.

     The increase in operating expenses for the three months ended June 30, 1998 as compared to the same period in 1997 is primarily due to an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

     Depreciation expense increased for the three months ended June 30, 1998 as compared to the same period in 1997 despite the reduction in depreciation expense in 1998 of approximately $5.2 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998. Such increase is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1997 and early 1998.

     General & administrative expense increased for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to increases in payroll and related expenses associated with increased staffing through new hires, and acquisitions within the inland water segment.

     Interest expense increased for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to an increased average debt balance outstanding, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense increased for the three months ended June 30, 1998 as compared to the same period in 1997 due to the increase in the Company's pretax income and the Company providing for taxes at the full statutory rate.

     Loss from discontinued operations decreased for the three months ended June 30, 1998 as compared to the same period in 1997 as the losses for 1998 were reserved for in connection with the discontinuance of the oil and gas segment (see Note D of Notes to Consolidated Financial Statements).

      Extraordinary loss, net of tax, for the three months ended June 30, 1998 is due to the extinguishment of debt obligations in connection with the issuance of new debt obligations (see Note C of Notes to Consolidated Financial Statements).


Liquidity And Capital Resources

   General. Net cash provided by operating activities was $91.5 million for the six months ended June 30, 1998, compared to $133.2 million for the same period in 1997. This represents a decrease of $41.7 million despite the improved operating results from continuing operations. The decrease is primarily due to the change in the components of working capital.

   Net cash used in investing activities was $498.0 million for the six months ended June 30, 1998 compared to $258.9 million for the same period in 1997. The increase is due to increasing levels of capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of drilling units.

   Net cash provided by financing activities was $445.3 million for the six months ended June 30, 1998 compared to $91.7 million for the same period in 1997. The increase in net cash provided by financing activities is due to proceeds received from the $1.1 billion debt offering (see below) and short-term borrowings related to the construction of Drillship III, recently named the "DEEPWATER MILLENIUM", offset by the repayment of existing debt obligations (see below).

   The Company has numerous projects under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                                   Estimated         Estimated
                                    Delivery            Cost
               Vessel                 Date         (in millions)
        --------------------    ----------------   -------------
        DEEPWATER PATHFINDER    4th quarter 1998     $   260.0
        DEEPWATER FRONTIER      1st quarter 1999     $   250.0
        DEEPWATER MILLENIUM     3rd quarter 1999     $   260.0
        PEREGRINE IV            1st quarter 1999     $   187.0
        PEREGRINE VI            3rd quarter 1999     $   300.0
        PEREGRINE VII           1st quarter 1999     $   197.0
        PEREGRINE VIII          4th quarter 1999     $   305.0
        FALCON 100              1st quarter 1999     $    93.0
        RBS6                    1st quarter 2000     $   292.0

   The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition, and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs. The currently scheduled delivery dates for the "PEREGRINE IV", "PEREGRINE VI", "PEREGRINE VII", "PEREGRINE VIII" and "FALCON 100" are later than the commencement date under the initial drilling contracts for such drillships.

     Based upon the currently estimated delivery dates for the "PEREGRINE IV", "PEREGRINE VIII" and "FALCON 100", the Company may be subject to late delivery penalties under the applicable drilling contracts (approximately $41,500 per day for the "PEREGRINE IV", $3,000 per day for the "PEREGRINE VIII", and $26,500 per day for the "FALCON 100"). Based upon the currently expected delivery date for the "PEREGRINE VI", the applicable drilling contract for that unit will be terminated on January 1, 1999. The Company is negotiating with the operators to extend the contract.

   Liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The recent decline in oil and gas prices started to demonstrably impact the Company's performance in the second quarter of 1998, particularly in the shallow water U.S. Gulf market. Utilization for the shallow water and inland water fleets was 94% and 70%, respectively for the second quarter of 1998 versus 97% and 79%, respectively for the first quarter of 1998. Any prolonged depression in oil and gas prices could have a material adverse effect on the Company.

     The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations.

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

   Debt Offering. In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion (the "New Senior Notes"). As a result, the Company received net proceeds of $1,082.0 million after deducting estimated offering related expenses. The New Senior Notes bear interest at varying rates from 6.5% to 7.375%, are payable semiannually on April 15 and October 15, and mature at varying times from 2003 to 2018. The New Senior Notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998.

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


Item 4. Results of Votes of Security Holders

      At the annual meeting of stockholders of R&B Falcon Corporation, held on May 19, 1998, three Class I directors were elected by a vote of common stock shareholders, as outlined in the Company's Proxy Statement relating to the annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 119,003,905, 119,005,712 and 119,003,523 votes for each of Mr. Hamilton,
Mr. Porter and Mr. Sandmeyer, respectively, and 2,590,601, 2,588,796 and 2,590,985 votes withheld from each of such nominees, respectively. In addition three proposals were voted upon: (i) a proposal to approve the Company's 1998 Long-Term Incentive Plan, with 115,836,373 votes for the proposal, 5,300,140 votes against the proposal and 350,605 abstentions,
(ii) a proposal to approve the Company's 1998 Director Long-Term Incentive Plan, with 111,586,004 votes for the proposal, 9,608,460 votes against the proposal and 400,041 abstentions and (iii) a proposal to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 1998, with 121,267,947 votes for the proposal, 147,793 votes against the proposal and 178,764 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

     Exhibit 10.1 -  Credit  Agreement,  dated  February  24,  1998,  among
                     Reading & Bates Corporation, Reading & Bates Drilling Co., various subsidiaries of Reading & Bates Drilling Co., RB Deepwater Exploration III, Inc., various lending institutions, Credit Lyonnais New York Branch and Christiania Bank OG Kreditkasse, New York Branch.

     Exhibit 10.2 -  First Amendment to Credit Agreement,  dated  April 24,
                     1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co., RB Deepwater Exploration III, Credit Lyonnais New York Branch and Christiania Bank OG Kreditkasse, New York Branch, amending Credit Agreement dated February 24, 1998 relating to a $150 million facility.

     Exhibit 10.3 -  First Amendment to Letter of Credit  Agreement,  dated
                     April 24, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996.

     Exhibit 15   -  Letter   regarding   unaudited    interim    financial
                     information.

     Exhibit 27   -  Financial Data Schedule.(Exhibit 27 is being submitted
                     as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

  (b)   Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the three months ended June 30, 1998.



                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      R&B FALCON CORPORATION


Date:  August 14, 1998                By /s/T. W. Nagle
                                         -------------------------
                                         T. W. Nagle
                                         Executive Vice President
                                         (Chief Accounting Officer)