Form 10-Q
period 1998-09-30
R&B FALCON CORP
filed 1998-11-04
CIK 1045361

=============================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X            No___


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                  AT NOVEMBER 1, 1998 :  165,348,558


===========================================================================



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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                 R&B Falcon Corporation and Subsidiaries

      The financial statements for the three and nine month periods ended September 30, 1998 and 1997, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended
September 30, 1998 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.



                               R&B FALCON CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                    (in millions)

                                                 SEPTEMBER 30, DECEMBER 31,
                                                     1998         1997
                                                 ------------  -----------
                                                  (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $    67.7    $    55.5
  Short-term investments                                82.0         45.4
  Accounts receivable:
    Trade, net                                         189.6        168.0
    Other                                               41.2         22.4
    Materials and supplies inventory                    28.4         15.2
    Other current assets                                19.0         14.3
                                                   ---------    ---------
      Total current assets                             427.9        320.8
                                                   ---------    ---------
PROPERTY AND EQUIPMENT:
  Drilling                                           2,612.8      1,926.5
  Other                                                177.9         82.8
                                                   ---------    ---------
      Total property and equipment                   2,790.7      2,009.3
  Accumulated depreciation                            (490.3)      (426.3)
                                                   ---------    ---------
      Net property and equipment                     2,300.4      1,583.0
                                                   ---------    ---------
DEFERRED CHARGES AND OTHER ASSETS                       37.9         29.2
                                                   ---------    ---------
TOTAL ASSETS                                       $ 2,766.2    $ 1,933.0
                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term obligations                           $   113.6    $      -
  Long-term obligations due within one year             24.0        135.2
  Accounts payable - trade                              47.4         53.6
  Accrued liabilities                                  161.3        147.2
                                                   ---------    ---------
      Total current liabilities                        346.3        336.0

LONG-TERM OBLIGATIONS                                1,374.6        692.2

OTHER NONCURRENT LIABILITIES                            37.6         38.6

DEFERRED INCOME TAXES                                  103.7         76.8

NET LIABILITIES OF DISCONTINUED OPERATIONS               1.3          5.8
                                                   ---------    ---------
      Total liabilities                              1,863.5      1,149.4
                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       59.7         55.6
                                                   ---------    ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                           1.7          1.6
  Capital in excess of par value                       658.1        631.4
  Retained earnings                                    184.0         96.3
  Other                                                  (.8)        (1.3)
                                                   ---------    ---------
      Total stockholders' equity                       843.0        728.0
                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,766.2    $ 1,933.0
                                                   =========    =========


The accompanying notes are an integral part of the consolidated financial statements.



                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------   -----------------
                                       1998      1997       1998      1997
                                     -------   -------    -------   -------
OPERATING REVENUES:
  Deepwater                          $ 101.0   $  92.7    $ 298.1   $ 253.3
  Shallow water                         88.8      86.8      306.0     234.4
  Inland water                          53.7      65.2      199.8     178.7
                                     -------   -------    -------   -------
    Total operating revenues           243.5     244.7      803.9     666.4
                                     -------   -------    -------   -------
COSTS AND EXPENSES:
  Deepwater                             52.1      32.5      139.2      93.2
  Shallow water                         39.5      40.2      119.2     115.7
  Inland water                          42.1      34.9      126.2      98.2
  Cancellation of conversion projects   85.8        -        85.8        -
  Depreciation                          24.1      21.6       68.1      60.2
  General and administrative            15.2      11.9       44.6      36.0
  Merger expenses                         -         -        (1.0)       -
                                     -------   -------    -------   -------
    Total costs and expenses           258.8     141.1      582.1     403.3
                                     -------   -------    -------   -------

OPERATING INCOME (LOSS)                (15.3)    103.6      221.8     263.1
                                     -------   -------    -------   -------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    capitalized interest               (13.9)    (11.9)     (43.0)    (32.4)
  Interest income                        2.4       1.3        7.0       4.4
  Other, net                             (.3)       .2        (.1)      (.1)
                                     -------   -------    -------   -------
    Total other income (expense)       (11.8)    (10.4)     (36.1)    (28.1)
                                     -------   -------    -------   -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAX
  EXPENSE, MINORITY INTEREST AND
  EXTRAORDINARY LOSS                   (27.1)     93.2      185.7     235.0
                                     -------   -------    -------   -------
INCOME TAX EXPENSE (BENEFIT):
  Current                               16.5      14.4       28.9      33.8
  Deferred                             (26.2)      (.9)      38.9      11.7
                                     -------   -------    -------   -------
    Total income tax
      expense (benefit)                 (9.7)     13.5       67.8      45.5
                                     -------   -------    -------   -------
MINORITY INTEREST                       (3.1)     (2.5)      (8.2)     (6.9)
                                     -------   -------    -------   -------
INCOME (LOSS) FROM CONTINUING
  OPERATION BEFORE
  EXTRAORDINARY LOSS                   (20.5)     77.2      109.7     182.6
LOSS FROM DISCONTINUED OPERATIONS         -      (42.2)        -      (64.7)
EXTRAORDINARY LOSS, NET OF
  TAX BENEFIT                             -         -       (22.0)       -
                                     -------   -------    -------   -------
NET INCOME (LOSS)                    $ (20.5)  $  35.0    $  87.7   $ 117.9
                                     =======   =======    =======   =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Continuing operations            $  (.12)  $   .47    $   .66   $  1.11
    Discontinued operations              -        (.26)       -        (.39)
    Extraordinary loss                   -         -         (.13)      -
                                     -------   -------    -------   -------
      Net income (loss)              $  (.12)  $   .21    $   .53   $   .72
                                     =======   =======    =======   =======
  Diluted:
    Continuing operations            $  (.12)  $   .47    $   .66   $  1.10
    Discontinued operations              -        (.25)       -        (.39)
    Extraordinary loss                   -         -         (.13)      -
                                     -------   -------    -------   -------
      Net income (loss)              $  (.12)  $   .22    $   .53   $   .71
                                     =======   =======    =======   =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    Basic                              165.3     164.3      165.2     164.0
                                     =======   =======    =======   =======
    Diluted                            166.8     167.8      166.4     166.3
                                     =======   =======    =======   =======

The accompanying notes are an integral part of the consolidated financial statements.



                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        -------------------
                                                          1998       1997
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income                                            $   87.7   $  117.9
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                             68.1      60.2
   Deferred income taxes                                    38.9      26.8
   Gain on dispositions of property and equipment           (3.0)     (3.4)
   Cancellation of conversion projects                      85.8        -
   Recognition of deferred expenses                          9.2       4.0
   Deferred compensation                                      -        5.8
   Minority interest in income of
     consolidated subsidiaries                               8.2       6.9
   Loss from discontinued operations                          -       64.7
   Extraordinary loss, net of tax benefit                   22.0        -
   Changes in assets and liabilities:
     Accounts receivable, net                              (40.4)    (41.6)
     Materials and supplies inventory                      (13.9)     (2.4)
     Deferred   charges and other assets                   (21.7)    (16.8)
     Accounts payable - trade                              (16.5)     (7.1)
     Accrued liabilities                                    (1.7)     (5.0)
     Accrued interest                                       23.8        .9
     Income taxes                                           (5.4)      5.7
     Other, net                                             (.6)       2.8
                                                       --------   --------
       Net cash provided by operating activities          240.5      219.4
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                    3.7        8.4
  Purchases of property and equipment                    (845.9)    (361.0)
  Purchase of short-term investments                      (36.6)     (19.1)
  Increase in investments in and advances to
    unconsolidated investees                                 -       (48.4)
                                                       --------   --------
       Net cash used in investing activities             (878.8)    (420.1)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) proceeds from revolving
    credit facilities                                    (222.0)     157.0
  Increase in short-term borrowings                       113.6         -
  Proceeds from long-term obligations                   1,094.0       83.0
  Principal payments on long-term obligations            (303.2)     (46.7)
  Premium paid on debt extinguishment                     (25.1)        -
  Distribution to minority shareholders
    of consolidated subsidiaries                           (4.0)        -
  Other                                                     1.7        4.4
                                                       --------   --------
       Net cash provided by financing activities          655.0      197.7
                                                       --------   --------
CASH USED IN DISCONTINUED OPERATIONS                       (4.5)     (70.7)
                                                       --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       12.2      (73.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           55.5      127.8
                                                       --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   67.7   $   54.1
                                                       ========   ========
Supplemental Cash Flow Disclosures:
  Interest paid                                        $   44.4   $   37.3
  Income taxes paid                                    $   29.5   $    9.9
  Purchase of property and equipment in
    exchange for debt or equity                        $   35.5   $    8.0


The accompanying notes are an integral part of the consolidated financial statements.


                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          PROPERTY AND EQUIPMENT - In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $15.6 million reduction in depreciation expense for the nine months ended September 30, 1998.

           NEWLY ISSUED ACCOUNTING STANDARDS - In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company had no non-owner changes in equity during the three and nine month periods ended September 30, 1998 and 1997 and therefore, no reporting and display of comprehensive income was required.

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

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended September 30, 1998 and 1997 was $12.2 million and $2.3 million, respectively and for the nine months ended September 30, 1998 and 1997 was $27.5 million and $6.8 million, respectively. Interest capitalized is shown net of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, after a tax benefit of $11.9 million, due to the premium payments required for the early extinguishment of debt obligations and the expense of related deferred debt issuance costs (see Note C).

          RECLASSIFICATION   -   Certain  prior  period   amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

B)   SHORT-TERM OBLIGATIONS

          In February 1998, a subsidiary of the Company entered into a $150.0 million short-term credit facility for the construction of the "DEEPWATER MILLENIUM" and repayment of that facility was guaranteed by a number of other subsidiaries. The facility bears interest at the London Interbank Offered Rate ("LIBOR") plus .6% and is due in December 1998. In April 1998, the facility was amended to substitute the Company as the sole guarantor and to increase the interest rate margin to .75%.

C)   LONG-TERM OBLIGATIONS
                                                              (in millions)
                                                              -------------
          Debt obligations at December 31, 1997                 $   827.4
           Proceeds from debt offering (1)                        1,094.0
           Proceeds from new credit facility (2)                    260.0
           Net payments on retired credit facilities (2)           (482.0)
           Payments on debt obligations other
             than credit facilities (3)                            (303.1)
           Other                                                      2.3
                                                                ---------
          Debt obligations at September 30, 1998                  1,398.6
           Less long-term obligations due within one year           (24.0)
                                                                ---------
          Long-term obligations at September 30, 1998           $ 1,374.6
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

D)   COMMITMENTS AND CONTINGENCIES

          CAPITAL EXPENDITURES - During the fourth quarter of 1998 through 2000, the Company expects to spend approximately $1.4 billion to expand and upgrade its operating rig fleet. Approximately $1.2 billion of this total will be expended in connection with the expansion of the Company's deepwater rig fleet. These amounts exclude construction commitments on the "DEEPWATER FRONTIER". The "DEEPWATER FRONTIER" is being constructed for a joint venture in which the Company owns a 60% interest and the Company's portion of the project is expected to be funded through working capital and project financing which is expected to be provided by a third party on a limited recourse basis.

          Based on projected cash flows, the Company estimates that in order to fulfill its obligations on its construction projects, it will be required to obtain in the fourth quarter of 1998 or first quarter of 1999 significant incremental financing in addition to currently committed vendor and shipyard financing.

          The Company is currently contemplating three project financings to meet a portion of its cash requirements. The first is an approximately $260.0 million financing in the form of a synthetic lease that would be collateralized by the drillship "DEEPWATER FRONTIER" and drilling contract revenues from such drillship. Proceeds of such financing, if obtained, would be used in part to repay an interim financing facility, under which $160.0 million had been borrowed at September 30, 1998. The foregoing interim loan has been made to a limited liability company which will operate the "DEEPWATER FRONTIER" and which is owned 60% by the Company and 40% by Conoco. The Company has guaranteed repayment of 60% of this interim loan. The second financing being contemplated is an approximately $250.0 million project financing that would be collateralized by the semisubmersible "RBS8M" (formerly the "RBS6"), as well as the drilling contract revenues from such rig. The third financing involves the "DEEPWATER MILLENIUM" where as the Company is contemplating a $200.0 million project financing. Proceeds of such financing, if obtained, would be used in part to repay a $150.0 million interim financing facility of which $113.6 million had been drawn at September 30, 1998.

          In addition to the above-described debt financings, the Company intends to make a public offering of trust preferred securities in the fourth quarter of 1998 in an amount up to $300.0 million. However, there is no assurance that this offering can be completed.

          The Company currently believes it will be able to consummate such financings. However, there is no assurance that such financings can be obtained, or if obtained, that they will be on favorable terms.
     Financial markets have been unsettled in recent months, and credit availability has been materially limited. Further, the implementation of the contemplated debt financings will require the approval of the Company's bank lenders, and there is no assurance these lenders will approve any additional debt financings. The inability of the Company to obtain the financing required for the construction projects would have a material adverse effect on the Company. In such event, the Company may have to sell assets or terminate or suspend one or more of the construction projects. Termination or suspension of a project may subject the Company to claims for penalties or damages under the construction contracts or drilling contracts for the rigs that are being constructed.

          The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition, and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs. The currently scheduled delivery dates for the "PEREGRINE IV", "PEREGRINE VII", and "FALCON 100" are later than the commencement date under the initial drilling contracts for such drillships.

          Based upon the currently estimated delivery dates for the "PEREGRINE IV", and "FALCON 100", the Company will be subject to late delivery penalties under the applicable drilling contracts (approximately $41,500 per day, up to a maximum of approximately $34.8 million, for the "PEREGRINE IV", and approximately $26,500 per day, up to a maximum of approximately $13.3 million, for the "FALCON 100").

E)   DISCONTINUED OPERATIONS

          In March 1998, the Company decided to divest its oil and gas segment, and expects such divestiture to occur by March 1999. The Company's oil and gas segment has been accounted for as a discontinued operation.

          As of November 1, 1998, the Company had not entered into an arrangement or contract to divest its oil and gas segment. If the Company does not enter into an arrangement or contract to divest its oil and gas segment by March 1999 the Company will reclassify, in accordance with generally accepted accounting principles, its oil and gas segment as a continuing operation. It is still the Company's intention to divest its oil and gas segment.

          Oil and gas assets held for sale at September 30, 1998 were $52.5 million and related liabilities totaled $53.8 million, including a $48.8 million reserve for losses on ultimate disposal and operations until disposal. There were no revenues from the discontinued operations during the three and nine month periods ended September 30, 1998 and 1997. Expenses incurred from the discontinued operations during the three months ended September 30, 1998 and 1997 were $21.2 million and $42.2 million, respectively and for the nine months ended September 30, 1998 and 1997 were $30.0 million and $64.7 million, respectively. Such expenses for 1998 were applied against the reserve established in connection with the discontinuance of the oil and gas segment.

          In 1998, the Company entered into a letters of intent to perform development operations to earn interests in oil and gas properties owned by third parties. The cost of such development operations is estimated at $69.0 million.

F)   CANCELLATION OF CONVERSION PROJECTS

          In the third quarter of 1998, the Company cancelled the "PEREGRINE VI" and the "PEREGRINE VIII" conversion projects. The drilling contract on the "PEREGRINE VIII" was terminated on September 24, 1998, and the drilling contract on the "PEREGRINE VI" will by its terms terminate on January 1, 1999. Both terminations are without prejudice to any rights of the parties existing as of the date of the termination. The Company believes that based on the obligations of the parties under the contracts, provisions of the contracts that preclude recovery of indirect or consequential damages, and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the "PEREGRINE VI" and the "PEREGRINE VIII" have been cancelled. As a result of the termination of the "PEREGRINE VI" and the "PEREGRINE VIII" projects, the Company expensed $85.8 million in related costs in the third quarter of 1998.

            In connection with the "PEREGRINE VI" and "PEREGRINE VIII" projects and a third drillship project, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. This equipment constitutes all of the material drilling equipment necessary to outfit two deepwater drillships (although a substantial portion of such equipment can be used on semisubmersible rigs). The Company expects to use this equipment to outfit other deepwater projects and as inventory.

G)   EARNINGS PER SHARE

          The following table reconciles the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations before extraordinary loss for the three and nine month periods ended September 30, 1998 and 1997 as follows (in millions except per share amounts):

                                          Three Months        Nine Months
                                      Ended September 30, Ended September 30,
                                      ------------------- -------------------
                                         1998      1997      1998     1997
                                       -------   -------   -------   -------
   Numerator:
   Income (loss) from continuing
     operations before extraordinary
     loss - basic                      $ (20.5)  $  77.2   $ 109.7   $ 182.6
   Interest expense on convertible
     debentures                            1.1       1.0        -         -
                                       -------   -------   -------   -------
   Income (loss) from continuing
     operations before extraordinary
     loss - diluted                    $ (19.4)  $  78.2   $ 109.7   $ 182.6
                                       =======   =======   =======   =======
   Denominator:
   Weighted  average  common shares
    outstanding  -  basic                165.3     164.3     165.2     164.0
   Outstanding stock options                .5       2.5       1.2       2.3
   Convertible debentures                  1.0       1.0        -         -
                                       -------   -------   -------   -------
   Weighted average common shares
     outstanding - diluted               166.8     167.8     166.4     166.3
                                       =======   =======   =======   =======

   Earnings per share:
   Income (loss) from continuing
     operations before extraordinary
     loss:
          Basic                        $  (.12)  $   .47   $   .66   $  1.11
          Diluted                      $  (.12)  $   .47   $   .66   $  1.10


H)   BUSINESS COMBINATION

          The  Company  has  entered  into a merger  agreement  with  Cliffs
     Drilling Company pursuant to which a wholly-owned subsidiary of the Company will merge with Cliffs Drilling, and Cliffs Drilling will become a wholly-owned subsidiary of the Company. In the merger, each share of common stock, par value $0.01 per share, of Cliffs Drilling Company will be exchanged for 1.7 shares of common stock, par value $0.01 per share, of the Company. The merger is contemplated to be a tax-
     free  reorganization  and will be accounted for  as  a  purchase.   The
     transaction is subject to, among other things, certain third party and Cliffs Drilling shareholder approvals. The Cliffs Drilling shareholders are currently scheduled to meet on November 20, 1998 to vote on approval of the merger. Assuming certain third party and Cliffs Drilling shareholder approvals are obtained, the Company expects the merger to be effective on November 30, 1998.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations and cash flow for the three and nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 4, 1998




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes In Financial Condition

     The Company incurred capital expenditures of $845.9 million in the first nine months of 1998. The most significant expenditures were as follows:

1) The Company incurred $566.0 million of capital expenditures related to its significant construction projects, equipment acquisitions and capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's marine units.

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

6)   The Company paid $31.9 million in cash for the acquisition of 17 tugs.

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


Results of Operations

               NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
               TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net income for the nine months ended September 30, 1998 was $87.7 million ($.53 per diluted share) compared with net income of $117.9 million ($.71 per diluted share) for the same period of 1997. Included in the results for the nine months ended September 30, 1998 was an $85.8 million expense due to the cancellation of two conversion projects and an extraordinary loss of $22.0 million due to the extinguishment of debt obligations. Included in the results for the nine months ended September 30, 1997 were losses related to discontinued operations of $64.7 million.

     Operating revenues are primarily a function of dayrates and utilization. The increase in operating revenues for the nine months ended September 30, 1998 over the same period in 1997 is primarily due to (i) increased dayrates fleetwide, with the shallow water fleet accounting for the largest part of the increase, and (ii) an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

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

     The increase in operating expenses for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to increased wage rates and an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

      Cancellation of conversion projects expense of $85.8 million was the result of the termination of the "PEREGRINE VI" and "PEREGRINE VIII" conversion projects. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write down of the vessels that were purchased for conversion. Both projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates. See "Liquidity and Capital Resources".

     Depreciation expense increased for the nine months ended September 30, 1998 as compared to the same period in 1997 despite the reduction in depreciation expense for the nine months ended September 30, 1998 of approximately $15.6 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998. Such increase is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1997 and 1998.

     General & administrative expense increased for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to increases in payroll and related expenses associated with increased staffing through new hires, and acquisitions within the inland water segment.

     Interest expense increased for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to an increased average debt balance outstanding, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense increased for the nine months ended September 30, 1998 as compared to the same period in 1997 despite the decrease in the Company's pretax income. Such increase is due to the Company providing for taxes in 1998 at the full statutory rate.

      Loss from discontinued operations decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 as the losses for 1998 were reserved for in connection with the discontinuance of the oil and gas segment (see Note E of Notes to Consolidated Financial Statements).

      Extraordinary loss, net of tax, for the nine months ended September 30, 1998 is due to the extinguishment of debt obligations in connection with the issuance of new debt obligations (see Note C of Notes to Consolidated Financial Statements).


              THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
               TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net loss for the three months ended September 30, 1998 was $20.5 million ($.12 per diluted share) compared with net income of $35.0 million ($.22 per diluted share) for the same period of 1997. Included in the results for the three months ended September 30, 1998 was an $85.8 million expense due to the cancellation of two conversion projects. Included in the results for the three months ended September 30, 1997 were losses related to discontinued operations of $42.2 million.

     Operating revenues are primarily a function of dayrates and utilization. The decrease in operating revenues for the three months ended September 30, 1998 over the same period in 1997 is primarily due to decreased utilization fleetwide, with the inland water fleet accounting for the largest part of the decrease, offset by an increase in dayrates fleetwide and an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

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

     The increase in operating expenses for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily due to increased wage rates and an increase in the number of offshore and inland marine vessels available for service which resulted from acquisitions, reactivations or conversions.

      Cancellation of conversion projects expense of $85.8 million was the result of the termination of the "PEREGRINE VI" and "PEREGRINE VIII" conversion projects. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write down of the vessels that were purchased for conversion. Both projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates. See "Liquidity and Capital Resources".

     Depreciation expense increased for the three months ended September 30, 1998 as compared to the same period in 1997 despite the reduction in depreciation expense in the third quarter of 1998 of approximately $5.2 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998. Such increase is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1997 and 1998.

     General & administrative expense increased for the three months ended September 30, 1998 as compared to the same period in 1997 primarily due to increases in payroll and related expenses associated with increased staffing through new hires, and acquisitions within the inland water segment.

     Interest expense increased for the three months ended September 30, 1998 as compared to the same period in 1997 primarily due to an increased average debt balance outstanding, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense decreased for the three months ended September 30, 1998 as compared to the same period in 1997 due to the decrease in the Company's pretax income offset by the Company providing for taxes in 1998 at the full statutory rate.

     Loss from discontinued operations decreased for the three months ended September 30, 1998 as compared to the same period in 1997 as the losses for 1998 were reserved for in connection with the discontinuance of the oil and gas segment (see Note E of Notes to Consolidated Financial Statements).


Liquidity And Capital Resources

     General. Net cash provided by operating activities was $240.5 million for the nine months ended September 30, 1998, compared to $219.4 million for the same period in 1997. The increase is primarily due to the cancellation of conversion projects and extraordinary loss, net of changes in the components of working capital.

     Net cash used in investing activities was $ 878.8 million for the nine months ended September 30, 1998 compared to $420.1 million for the same period in 1997. The increase is due to increasing levels of capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of drilling units (see "Changes In Financial Condition").

     Net cash provided by financing activities was $655.0 million for the nine months ended September 30, 1998 compared to $197.7 million for the same period in 1997. The increase in net cash provided by financing activities is due to proceeds received from the $1.1 billion debt offering (see below) and short-term borrowings related to the construction of the "DEEPWATER MILLENIUM", offset by the repayment of existing debt obligations (see below).

     The Company has numerous projects under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                                                                   Expenditures
                                    Estimated   Contract            Made thru
                                     Delivery     Term  Estimated September 30,
   Vessel             Type             Date      (years)   Cost       1998
----------------- -------------- ---------------- -----  -------- ------------
                                                             (in millions)
DEEPWATER
 FRONTIER (1)     Drillship      1st quarter 1999  2.5   $ 265.0     $ 158.7
DEEPWATER
 MILLENIUM        Drillship      2nd quarter 1999   4    $ 265.0     $ 118.4
DEEPWATER IV
 (unnamed)        Drillship      3rd quarter 2000   -    $ 290.0     $  48.8
PEREGRINE IV      Drillship      2nd quarter 1999   6    $ 200.0     $ 136.8
PEREGRINE VII     Drillship      2nd quarter 1999   3    $ 215.0     $ 137.2
FALCON 100       Semisubmersible 1st quarter 1999   4    $ 110.0     $  74.6
RBS8M
 (formerly RBS6) Semisubmersible 1st quarter 2000   5    $ 300.0     $ 111.3
RBS8D            Semisubmersible 4th quarter 2000   3    $ 310.0          -
---------------
  (1) Owned 60% by the Company and 40% by Conoco.

     In the third quarter of 1998, the Company cancelled the "PEREGRINE VI" and the "PEREGRINE VIII" conversion projects. The drilling contract on the "PEREGRINE VIII" was terminated on September 24, 1998, and the drilling contract on the "PEREGRINE VI" will by its terms terminate on January 1, 1999. Both terminations are without prejudice to any rights of the parties existing as of the date of the termination. The Company believes that based on the obligations of the parties under the contracts, provisions of the contracts that preclude recovery of indirect or consequential damages, and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the "PEREGRINE VI" and the "PEREGRINE VIII" have been cancelled. As a result of the termination of the "PEREGRINE VI" and the "PEREGRINE VIII" projects, the Company expensed $85.8 million in related costs in the third quarter of 1998 (see "Results of Operations").

     In October 1998, the Company entered into a contract with Samsung Heavy Industries Co. Ltd. ("Samsung") to construct a drillship (the "DEEPWATER IV"), which will be similar to the "DEEPWATER PATHFINDER" (which was delivered by Samsung to the Company in September 1998) the "DEEPWATER FRONTIER" and the "DEEPWATER MILLENIUM", which are currently under construction by Samsung for the Company. The Company does not yet have a contract for the use of the "DEEPWATER IV" following its delivery.

     In September 1998, the Company and Vastar Resources, Inc. ("Vastar") executed a letter of intent for a drilling contract pursuant to which the Company will construct and provide a semisubmersible drilling rig (the "RBS8D") for a term of three years (with five one-year options in favor of Vastar), at an operating dayrate of approximately $200,000. The letter of intent is subject to the execution of a mutually agreeable drilling contract.

     In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the "NAVIS EXPLORER I"), entered into an agreement pursuant to which the Company will make a capital contribution to Navis of $50.0 million in exchange for stock in Navis at the rate of 11 NOK per share. The "NAVIS EXPLORER I" is designed to drill in 10,000 feet of water and is being constructed at Samsung at an estimated cost of $280.0 million, with a scheduled delivery in the second quarter of 2000. The Company expects its capital contribution will be in the form of approximately $33.0 million of equipment and equipment purchase orders and $17.0 million in cash. It is expected that the Company will own approximately 38% of the outstanding stock of Navis following such contributions and the completion of an equity offering currently underway by Navis. Most of the equipment and equipment purchase orders that will be contributed by the Company was acquired by the Company in connection with the "PEREGRINE VI" and "PEREGRINE VIII" projects and is no longer required for such projects in light of their cancellation. Navis and the Company have also agreed to enter into a management agreement pursuant to which the Company will manage the "NAVIS EXPLORER I" following its delivery.

     In connection with the "PEREGRINE VI" and "PEREGRINE VIII" projects and a third drillship project, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. This equipment constitutes all of the material drilling equipment necessary to outfit two deepwater drillships (although a substantial portion of such equipment can be used on semisubmersible rigs). The Company expects to use approximately half of this equipment to outfit the "DEEPWATER IV", and approximately $30.0 million as a portion of its contribution to Navis. The balance of the equipment is expected to be maintained by the Company as inventory.

     Based on projected cash flows, the Company estimates that in order to fulfill its obligations on its construction projects, it will be required to obtain in the fourth quarter of 1998 or first quarter of 1999 significant incremental financing in addition to currently committed vendor and shipyard financing.

     The Company is currently contemplating three project financings to meet a portion of its cash requirements. The first is an approximately $260.0 million financing in the form of a synthetic lease that would be collateralized by the drillship "DEEPWATER FRONTIER" and drilling contract revenues from such drillship. Proceeds of such financing, if obtained, would be used in part to repay an interim financing facility, under which $160.0 million had been borrowed at September 30, 1998. The foregoing interim loan has been made to a limited liability company which will operate the "DEEPWATER FRONTIER" and which is owned 60% by the Company and 40% by Conoco. The Company has guaranteed repayment of 60% of this interim loan. The second financing being contemplated is an approximately $250.0 million project financing that would be collateralized by the semisubmersible "RBS8M" (formerly the "RBS6"), as well as the drilling contract revenues from such rig. The third financing involves the "DEEPWATER MILLENIUM" where the Company is contemplating a $200.0 million project financing. Proceeds of such financing, if obtained, would be used in part to repay a $150.0 million interim financing facility of which $113.6 million had been drawn at September 30, 1998.

     In addition to the above-described debt financings, the Company intends to make a public offering of trust preferred securities in the fourth quarter of 1998 in an amount up to $300.0 million. However, there is no assurance that this offering can be completed.

     The Company currently believes it will be able to consummate such financings. However, there is no assurance that such financings can be obtained, or if obtained, that they will be on favorable terms. Financial markets have been unsettled in recent months, and credit availability has been materially limited. Further, the implementation of the contemplated debt financings will require the approval of the Company's bank lenders, and there is no assurance these lenders will approve any additional debt financings. The inability of the Company to obtain the financing required for the construction projects would have a material adverse effect on the Company. In such event, the Company may have to sell assets or terminate or suspend one or more of the construction projects. Termination or suspension of a project may subject the Company to claims for penalties or damages under the construction contracts or drilling contracts for the rigs that are being constructed.

     The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition, and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs. The currently scheduled delivery dates for the "PEREGRINE IV", "PEREGRINE VII", and "FALCON 100" are later than the commencement date under the initial drilling contracts for such drillships.

     Based upon the currently estimated delivery dates for the "PEREGRINE IV", and "FALCON 100", the Company will be subject to late delivery penalties under the applicable drilling contracts (approximately $41,500 per day, up to a maximum of approximately $34.8 million, for the "PEREGRINE IV", and approximately $26,500 per day, up to a maximum of approximately $13.3 million, for the "FALCON 100").

     Liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The decline in oil and gas prices that started in late 1997 began to negatively impact the Company's performance in the second quarter of 1998, particularly in the shallow water U.S. Gulf market. The Company believes a continued depression in oil and gas prices will have a material adverse effect on the Company.

     Due to the Company's construction program, the Company's current level of cash flow from operations, cash on hand, and funds available under its existing credit facilities is not sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital
expenditures,  debt,  lease  and  other payment  obligations.   Unless  the
Company is able to obtain additional capital through debt and/or equity financings, it will be necessary for the Company to suspend or terminate one or more of such projects and/or to sell assets. The inability of the Company to implement the contemplated financings discussed above, or alternate financings in lieu thereof, would have a material adverse effect on the Company.

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

Market Trends

      Since May 1998, there has been a downturn in demand for marine drilling rigs, resulting in a decline in rig utilization and dayrates. The decline has been particularly dramatic in the domestic barge and jackup rig markets, where the Company is one of the largest contractors. The Company believes this downturn is attributable to declines in oil and gas prices that began in 1997 and have persisted into 1998.

      In the Company's domestic jackup fleet, utilization declined from approximately 100% in January 1998 to approximately 76% in September 1998, and dayrates on new contract fixtures declined from a range of $35,000 to $40,000 in January of 1998 to a range of $22,000 to $25,000 in September of 1998. At the present time, the Company is bidding domestic jackups in the Gulf of Mexico in the range from $15,000 to $18,000. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 96% in January 1998 to approximately 48% in September 1998 and has declined further since that time. The Company's international jackup fleet has experienced declines in utilization and dayrates between January 1, 1998 and September 30, 1998, but such declines have not been as dramatic as those experienced in the domestic jackup fleet. The Company's deepwater fleet was largely committed under term contracts at the beginning of 1998, and has in general not suffered declines in utilization and dayrates. However, due to political unrest that occurred in Indonesia, and the general economic downturn that has occurred in the Far East, two of the Company's moored drillships, which were operating under term contracts, had operations suspended by the operators in June 1998 and remained idle at October 31, 1998.

      The decline in utilization and dayrates for the Company's rigs, particularly its domestic rigs, has had a material adverse impact on the Company's revenues and profitability. The Company can not predict the future trend of utilization rates and dayrates, but does not expect any material improvement in market conditions during the remainder of 1998.

Year 2000

     The Company has determined that various components of its operations are at risk to Year 2000 ("Y2K") compliance. The Company's drilling rigs and equipment have a variety of hardware and software that could be affected, and this equipment has been identified. The process is underway to correct the identified problems, determine the risks of unidentified equipment, and provide contingency plans for those items not remedied.
Completion of the project, including verification of all systems and components, is expected by the 2nd quarter of 1999.

     Some of the Company's hardware and software such as control systems and rig management systems will need premature replacement and/or corrective action. The cost impact of remedial action for Y2K compliance is not expected to be material to the Company's financial position or results of operations. In the event the Company's major suppliers or customers do not successfully and timely achieve Y2K compliance, the Company's operations could be adversely affected.

     The Company has accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-based approach has identified those items where absolute compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities.

     In addition to the safety related contingency plans directly related to uncertainties with equipment, the Company maintains plans for all critical safety equipment as part of its normal business. Failure of this type of equipment, whether related to normal operational risk or Y2K problems, must be managed with contingency planning. For this reason, additional risk due to the Y2K issue does not measurably affect the risk to personnel or equipment beyond the normal failure due to other causes.


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

Item 2.  Change in Securities

         During the third quarter of 1998, the Company issued shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Act"). In July 1998, the Company issued 41,596 shares of common stock to four persons as consideration for the acquisition by the Company of all the issued and outstanding stock of Knots Marine. The agreed price for the shares issued was $22.5375 per share. The Company relied upon Section 4(2) of the Act for exemption from registration. The shares were issued pursuant to a negotiated transaction between the Company and the holders of the outstanding shares of Knots Marine.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

     Exhibit 2    -  Agreement  and Plan of Merger dated  August  21,  1998
                     by and among Cliffs Drilling Company, R&B Falcon Corporation and RBF Cliffs Acquisition Corp. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4, filed on September 15, 1998, Registration No. 333-63471).

     Exhibit 4     - Registration Rights Agreement dated July 1,  1998   by
                     and between R&B Falcon Corporation, Kenneth Stage, T. George Delsa, Vial J. LeBlanc and Dr. William T. Barfield.

     Exhibit 10.1  - Guaranty,  dated  as  of  July  30,  1998,   made   by
                     Registrant in favor of the Deepwater Investment Trust 1998-A, Wilmington Trust FSB, not in its individual capacity, but solely as Investment Trustee, Wilmington Trust Company, not in its individual capacity, except as specified herein, but solely as Charter Trustee, BA Leasing & Capital Corporation, as Documentation Agent, ABN Amro Bank N.V., as
                     Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria Aktiengesellschaft
                     New York Branch, The Bank of Nova Scotia, Bayerische Vereinsbank AG New York Branch, Commerzbank Aktiengesellschaft, Atlanta Agency, Credit Lyonnais New York Branch, Great-West Life and Annuity Insurance Company, Mees Pierson Capital Corporation, Westdeutsche Landesbank Girozentrale, New York Branch, as Certificate Purchasers, and ABN Amro Bank, N.V., Bank of America National Trust and Savings Association and The Bank of Nova Scotia, New York Branch, as Swap Counterparties, and the other parties named therein.

     Exhibit 10.2  - Letter   agreement   dated   as  of   August  7,  1998
                     between RBF Deepwater Exploration Inc., an indirect subsidiary of the Registrant, and Conoco Development Company and Acknowledgment by Conoco Inc. and the Registrant.

     Exhibit 10.3  - Letter  agreement   dated   as   of   August  7,  1998
                     between RBF Deepwater Exploration Inc., an indirect subsidiary of the Registrant, and Conoco Development Company and Acknowledgment by Conoco Inc. and the Registrant.

     Exhibit 15    - Letter    regarding    unaudited    interim  financial
                     information.

     Exhibit 27    -  Financial  Data  Schedule.   (Exhibit  27  is   being
                     submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)


 (b)   Reports on Form 8-K

        There was one Current Report on Form 8-K filed during the three months ended September 30, 1998. A Current Report on Form 8-K dated August 10, 1998 was filed on August 11, 1998 announcing that the Company had entered into a letter of intent to merge with Cliffs Drilling Company.




                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      R&B FALCON CORPORATION



Date:  November 4, 1998               By /s/T. W. Nagle
                                         --------------------------
                                         T. W. Nagle
                                         Executive Vice President
                                         (Chief Accounting Officer)