Form 10-K
period 1998-12-31
R&B FALCON CORP
filed 1999-03-30
CIK 1045361

============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            ________________

                                FORM 10-K
(Mark One)
 _X_    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended December 31, 1998
                               OR
 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                NONAFFILIATES ON MARCH 15, 1999 - $1,281,215,842

              NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                     ON MARCH 15, 1999 - 193,381,376

                   DOCUMENTS INCORPORATED BY REFERENCE
1)  Proxy Statement for Annual Meeting of Stockholders to be held on
                        May 19, 1999 - Part III


============================================================================

                       TABLE OF CONTENTS


                             PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders


                             PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
           Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure


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


                                 PART I

Item 1. Business and Item 2. Properties

                               The Company

    R&B Falcon Corporation ("R&B Falcon"), a Delaware corporation, was incorporated in July 1997. Prior to December 31, 1997, R&B Falcon did not own any material assets or conduct any business. Effective on December 31, 1997, pursuant to an Agreement and Plan of Merger dated July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), a Delaware corporation incorporated in 1991, and Reading & Bates Corporation ("R&B"), a Delaware corporation incorporated in 1955, became wholly owned subsidiaries of R&B Falcon (the "Merger"). On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"), a Delaware corporation incorporated in 1988. Cliffs Drilling is a contract drilling company which provides daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by R&B Falcon and its subsidiaries.

                           Business - General

   The Company's primary business is providing marine contract drilling and ancillary services on a worldwide basis.

   The Company provides the equipment and personnel for drilling wells and conducting workover operations on wells in marine environments and on land. Drilling operations essentially involve the boring of a hole in the earth's crust with the objective of locating hydrocarbon reservoirs. Workover operations involve efforts to repair damage to, or stimulate production from, an existing well. Drilling operations in general require heavier and more powerful equipment due to the weight of the drillpipe and downhole equipment involved and the potential pressures that may be encountered while drilling through rock formations. Most of the Company's rigs are capable of providing both drilling and workover services.

   The Company owns and operates towing vessels and barges used to transport and store equipment and material to support drilling operations. These assets are deployed in the jack-up and barge rig businesses. The Company also provides, to a minor extent, such equipment for ocean transportation of materials and in connection with marine construction projects.

   In February 1996, the Company and Intec Engineering, Inc., formed a joint venture named Total Offshore Production Systems (TOPS). TOPS provides complete field development engineering services on a turnkey basis.

   The Company, primarily through its subsidiary Reading & Bates Development Co. ("Devco"), engages in exploration for oil and gas. In March 1998, the Company decided to divest its oil and gas business, and in the Company's financial statements previously filed with the SEC for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the business was accounted for as a discontinued operation. As of March 1999, the Company has not been able to divest this business on terms it found acceptable and in accordance with generally accepted accounting principles the Company has reclassified its financial statements as if this business had not been discontinued. The Company does not intend to engage in any material activities in this business and still intends to divest this business. See Note N of Notes to Consolidated Financial Statements.

                                Strategy

   A major element of the Company's strategy since 1996 has been the expansion of its deepwater fleet. The Company believes that the major oil companies of the world will continue to increase their exploration efforts in deepwater areas for two reasons. First, improvements in technology have made production of hydrocarbons from these areas more economically viable. Second, the number of significant reservoirs remaining undiscovered in shallow waters continues to dwindle, leading operators to move into deeper waters in their efforts to find hydrocarbon reserves. The Company's deepwater fleet consists of 12 drillships, including five under construction or upgrade; 11 semisubmersibles, including three under construction or upgrade and one floating production vessel. The Company's focus on deepwater equipment also allows it to obtain long-term contracts that serve as a balance to the short-term contracts prevalent in the shallower water markets.

   Another element of the Company's strategy is to expand in markets that can benefit from consolidation and allow it to provide services related to its core drilling business. Pursuant to this strategy, the Company has become the largest competitor in the worldwide shallow water and barge rig markets and is also a leading competitor in the domestic offshore and inland marine transportation markets.

                  Significant Developments During 1998

   The two most significant developments for the Company during 1998 were the acquisition of Cliffs Drilling and the rapid and significant decline in demand for contract drilling services.

  1. Effective on December 1, 1998, pursuant to an Agreement and Plan of Merger dated August 21, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling in exchange for approximately
      27.1 million shares of R&B Falcon common stock. Each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock. Total consideration for Cliffs Drilling was approximately $405.1 million. The above transaction has been recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date.

  2. A significant decline in the demand for contract drilling services began in mid-1998 and has continued into 1999. The Company expects these adverse market conditions to continue through 1999 and perhaps into 2000. The decline has been particularly dramatic in the domestic barge rig and jack-up markets, where the Company is one of the largest contractors. In response to these conditions, the Company has implemented cost-cutting measures, primarily laying off employees and taking rigs off the market. In addition to cost-cutting measures, the Company will try to expand its turnkey drilling activities as a means of generating additional opportunities for its idle rigs to be put to work.

The following are  other significant developments that  occurred in 1998:

   1. The dynamically positioned drillship Deepwater Pathfinder was delivered in September 1998 at a cost of approximately $275.0 million. This drillship is owned by a limited liability company which is in turn owned 50% by the Company and 50% by an affiliate of Conoco, Inc. The Deepwater Pathfinder commenced its five year contract with an affiliate of Conoco, Inc. in the first quarter of 1999.

   2. The dynamically positioned drillship Deepwater Frontier was delivered in March 1999 at a cost of approximately $270.0 million. This drillship is owned by a limited liability company, which is in turn owned 60% by the Company and 40% by an affiliate of Conoco, Inc. During the initial five years following delivery, the drillship will be contracted to an affiliate of Conoco, Inc. for an aggregate of 2.5 years and to the Company for operations for its own account for the remaining 2.5 years.

   3. The construction of the dynamically positioned drillship Deepwater Millennium continued on schedule. The estimated cost of the drillship is approximately $270.0 million. Immediately following delivery of the drillship from the shipyard, which is expected to be in the second quarter of 1999, the drillship is contracted for 4 years to Statoil.

   4. The Company commenced the construction of the dynamically positioned drillship Deepwater IV. The estimated cost of the drillship is approximately $305.0 million. Immediately following delivery of the drillship from the shipyard, which is expected to be in the third quarter of 2000, the drillship is contracted for 3 years to Texaco. This contract is a substitute for the previously contracted Peregrine VIII (see note 7 below).

   5. Significant delays and cost overruns have been experienced in the construction of the dynamically positioned drillship Peregrine IV. The estimated cost of the drillship is approximately $210.0 million (original estimate: $160.0 million). Immediately following delivery of the drillship from the shipyard, which is expected to be in the second quarter of 1999 (original estimate: fourth quarter of 1998), the drillship is contracted for six years to Petrobras. Under the Petrobras contract, the Company is subject to late delivery penalties up to a maximum of approximately $38.6 million.

   6. Significant delays and cost overruns have been experienced in the upgrade and refurbishment of the dynamically positioned drillship Peregrine VII. It is currently estimated that this vessel will cost approximately $270.0 million (original estimate: $145.0 million) and will be delivered from the shipyard in the third quarter of 1999 (original estimate: second quarter of 1998). The drillship is contracted for three years (with five one-year extensions) to Amoco. However, Amoco has indicated that they may cancel this contract as a result of delivery delays. The Company believes that it will be able to find work for the Peregrine VII at dayrates comparable to its previously contracted levels. However, the Company expects that any new contracts will likely be short-term or on a well-to-well basis.

   7. In  the  third quarter of 1998, the Company cancelled the Peregrine
      VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to the rights of the oil companies. The
      Company believes that based on provisions  of  the  contracts  that
      preclude   recovery  of  indirect  or  consequential  damages,  and
      projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII have been cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998.

   8. The construction of the new generation ultra deepwater moored semisubmersible, the RBS8M, formerly the RBS6, continued on schedule but over budget. The estimated cost of the unit is approximately $315.0 million (original estimate: $275.0 million). Immediately following the delivery of the unit from the shipyard, which is expected to be in the first quarter of 2000, the unit is contracted for five years to Shell.

   9. The Company commenced the construction of a new generation ultra deepwater moored semisubmersible, the RBS8D. The estimated cost of the unit is approximately $325.0 million. Immediately following delivery of the unit from the shipyard, which is expected to be in the fourth quarter of 2000, the unit is contracted for 3 years (with five one-year options) to Vastar.

  10. Significant delays and cost overruns have been experienced in the upgrade and refurbishment of the semisubmersible rig Falcon 100. The upgrade and refurbishment is estimated to cost approximately $118.0 million (original estimate: $60.0 million). Immediately following the delivery of the unit from the shipyard, which is expected to be in the second quarter of 1999 (original estimate: fourth quarter of 1998), the unit is contracted for four years to Petrobras. Under the terms of the Petrobras contract, the Company is subject to late delivery penalties up to a maximum of approximately $14.7 million.

  11. In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company will make a capital contribution to Navis of $50.0 million in exchange for stock in Navis at the rate of 11 NOK per share. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung at an estimated cost of $280.0 million, with a scheduled  delivery  in the second quarter  of  2000.  The  Company
      expects   its  capital  contribution  will  be  in  the   form   of
      approximately $30.0 million of equipment and equipment purchase orders and approximately $20.0 million in cash. It is expected that the Company will own approximately 38% of the outstanding stock of Navis following such contributions and the completion of an equity offering currently underway by Navis. Most of the equipment and equipment purchase orders that will be contributed by the Company was acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and is no longer required for such projects in light of their cancellation. Navis and the Company have entered into agreements pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

  12. In a series of transactions, the Company acquired 25 tugs, five ocean going barges and six workover rigs for an aggregate cost of $33.4 million in cash and the issuance of 763,680 shares of its common stock. The Company has reserved for issuance 282,192 shares of its common stock for contingent obligations relating to these transactions.

  13. The Company paid $10.7 million in cash for the acquisition of the previously leased jackup Falrig 82.

  14. The Company paid $5.8 million in cash for the acquisition of a two story, 86,000 square foot office building in Houston, Texas that serves as its corporate headquarters.

  15. In December 1998, Mobil U.K. Ltd. ("Mobil") terminated its contract to use the Company's Jack Bates semisubmersible rig on the grounds that two of the rig's anchor cables broke. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company has received a proposal from Mobil to recontract the Jack Bates at a dayrate of approximately $156,000 for a one or two well drilling program. The Company believes this program may last approximately six months. This proposal is without prejudice to either party's rights in the dispute over the termination of the original contract. If the Company is not successful in settling its dispute over the termin-ation of the original contract, the Company intends to commence legal proceedings to enforce its rights under the contract. The Company believes that it will be able to find other work for the Jack Bates, but that any such work will be at lower dayrates than the $200,000 dayrate established for the extended term of the original contract.

                           The Company's Fleet

   The following sets forth a brief description of the types and capabilities of the rigs operated by the Company. Rigs described as "operating" are under contract (including rigs being mobilized under contract). Rigs described as "available" are ready for service and are being actively marketed. Rigs described as "stacked" are not being actively marketed but are capable of being returned to service with little or no refurbishment. Rigs described as "cold stacked" are in need of substantial refurbishment to be activated.

   Semisubmersible Rigs. Semisubmersible rigs are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semi-submerged", remaining afloat, in a position in which the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. The upper deck is attached to the pontoons by columns. These rigs maintain their position over the well through the use of an anchoring system or computer controlled thruster system. Some semisubmersible rigs are self-propelled and move between locations under their own power when afloat on the pontoons; however, most are relocated with the assistance of tugs.

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

   The   following  table  provides  certain  information  regarding  the
Company's semisubmersible fleet as of March 15, 1999:

                      Year      Water    Drilling
                     Built/     Depth     Depth
Rig Name            Upgraded Capability Capability  Location       Status
--------            -------- ---------- ----------  --------       ------
                                (expressed in feet)

Fourth-Generation Semisubmersibles
JACK BATES           1986/97     6,000    30,000    United Kingdom Under Repair
HENRY GOODRICH(1)     1985       2,000    30,000    United Kingdom Operating
PAUL B. LOYD,JR.(1)   1987       2,000    25,000    United Kingdom Operating
RBS8M (formerly RBS6)    -       8,000    30,000    Korea          Under
                                                                    Construction
RBS8D                    -      10,000    30,000    Korea          Under
                                                                    Construction

Third-Generation Semisubmersibles
JIM CUNNINGHAM      1982/95      5,000    25,000    Angola         Operating
M.G.HULME,JR.(2)    1983/96      5,000    25,000    Singapore      Under Upgrade
IOLAIR (3)            1982       2,000        -     United Kingdom Operating

Second-Generation Semisubmersibles
C.KIRK RHEIN,JR.    1976/97      3,300    25,000    U. S. Gulf     Operating
J.W. McLEAN         1974/96      1,500    25,000    United Kingdom Operating
FALCON 100(4)       1974/99      2,450    25,000    U. S. Gulf     Under Upgrade
RIG 82(5)            1975        1,500        -     Norway         Cold Stacked

________________________

(1) Unit is owned by Arcade Drilling AS ("Arcade"), a majority owned subsidiary of the Company. The Company was a party to an agreement with Transocean Offshore, Inc., the largest minority shareholder of Arcade, which subjected the Company to certain restrictions on engaging in transactions with Arcade. Such agreement expired September 1, 1998.
(2) The M. G. Hulme, Jr. is accounted for as an operating lease as a result of the sale/lease-back in November 1995. See Note E of Notes to Consolidated Financial Statements.
(3)  The Iolair is designed for field support and living accommodations.
(4) The Falcon 100 is scheduled to be delivered in the second quarter of 1999.
(5) Rig 82 was originally built as a drilling unit, but was converted to an accommodation vessel in 1978.

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

   The   following  table  provides  certain  information  regarding  the
Company's drillship fleet as of March 15, 1999:

                  Year      Water    Drilling
                Built or    Depth     Depth
Rig Name       Converted Capability Capability Location       Status
--------       --------- ---------- ---------- --------       ------
                         (expressed in feet)

PEREGRINE I      1996 (1)   7,200     25,000   Brazil         Under Repair
PEREGRINE II     1979       3,300     25,000   Malaysia       Stacked
PEREGRINE III    1976       4,200     25,000   Angola         Operating
FALCON DUCHESS   1975       1,500     20,000   Malaysia       Stacked
FALCON ICE (2)   1975       1,500     20,000   Indonesia      Cold Stacked
DEEPWATER
  PATHFINDER (3) 1998      10,000     30,000   U.S. Gulf      Operating
DEEPWATER
  FRONTIER  (4)  1999      10,000     30,000   Korea          Delivered
DEEPWATER
  MILLENNIUM        -      10,000     30,000   Korea          Under Construction
DEEPWATER IV
  (unnamed)         -      10,000     30,000   Korea          Under Construction
PEREGRINE IV        -       9,200     30,000   Singapore      Under Construction
PEREGRINE VII       -       7,800     25,000   United Kingdom Under Construction
NAVIS
  EXPLORER I (5)    -      10,000     30,000   Korea          Under Construction
  __________________________

  (1) Although originally constructed in 1982, this unit was substantially upgraded in 1996.
  (2) Unit is  being operated by the Company under an operating lease.
  (3) Unit is owned by a limited liability company in which the Company owns a 50% interest.
  (4) Unit is owned by a limited liability company in which the Company owns a 60% interest.
  (5) Unit is being constructed for a company in which the Company will own a 38% interest.


  Floating Production Vessels. Floating production vessels are equipped for oil production, processing and storage. The Company currently owns and operates one floating production storage and offloading vessel, the Seillean. The Seillean is currently operating in Brazil pursuant to a long-term contract. During 1998, the Seillean was upgraded to work in 6,000 feet of water.

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

  The   following  table  provides  certain  information  regarding   the
Company's drilling tenders as of March 15, 1999:

                             Water     Drilling
                  Year       Depth       Depth
Rig Name          Built    Capability  Capability   Location      Status
--------          -----    ----------  ----------   --------      ------
                         (expressed in feet)

Self-Erecting Drilling Tenders
CHARLEY GRAVES    1975        400        20,000     Ivory Coast   Stacked
W. D. KENT        1977        400        20,000     Malaysia      Operating

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

   The   following  table  provides  certain  information  regarding   the
Company's jack-up fleet as of March 15, 1999:

                                     Water      Drilling
                    Rig       Year    Depth      Depth
Rig Name         Description  Built Capability Capability Location     Status
--------         -----------  ----- ---------- ---------- --------     ------
                                     (expressed in feet)
Cantilevered Independent
 Leg Jack-up Rigs
F. G. McCLINTOCK  MLT 53-C    1975     300       25,000 United Kingdom Operating
RON TAPPMEYER     MLT 116-C   1978     300       25,000 Australia      Stacked
C. E. THORNTON    MLT 53-C    1974     300       25,000 Greece         Stacked
RANDOLPH YOST     MLT 116-C   1979     300       25,000 Angola         Stacked
D. R. STEWART     MLT 116-C   1980     300       25,000 Italy          Operating
HARVEY H. WARD    F&G L780    1981     300       25,000 Singapore      Stacked
ROGER W. MOWELL   F&G L780    1982     300       25,000 Indonesia      Operating
GEORGE H.GALLOWAY F&G L780    1985     300       25,000 U.S. Gulf      Stacked
J. T. ANGEL       F&G L780    1982     300       25,000 India          Operating
LaSALLE           DMI 200-IC  1982     190       25,000 Qatar          Operating
CLIFFS
 DRILLING 150    MLT 150-44-C 1979     150       20,000 U.S. Gulf      Operating
CLIFFS
 DRILLING 151     BMC 150-H   1981     150       25,000 U.S. Gulf      Stacked
CLIFFS
 DRILLING 154    MLT 150-44-C 1979     150       20,000 U.S. Gulf      Cold
                                                                         Stacked
CLIFFS
 DRILLING 155 Levingston011-C 1980     150       20,000 U.S. Gulf      Stacked
CLIFFS
 DRILLING 156    BMC 150-H    1983     150       25,000 U.S. Gulf      Stacked
CLIFFS
 DRILLING 160    BMC 150-IC   1980     160       20,000 Qatar          Operating

Slot type Mat-Supported
 Jack-up Rigs
FALRIG 17       Bethlehem     1974     250       25,000 U.S. Gulf      Stacked
                JU-250MS
FALRIG 18       Bethlehem     1978     250       25,000 U.S. Gulf      Operating
                JU-250MS
FALRIG 19       Bethlehem     1978     250       25,000 U.S. Gulf      Stacked
                JU-250MS
FALRIG 20       Bethlehem     1982     250       25,000 U.S. Gulf      Stacked
                JU-250MS
FALRIG 82 (1)   Baker Marine  1978     200       25,000 U.S. Gulf      Operating
                BMC 250
FALRIG 83       Bethlehem     1978     250       25,000 Nigeria        Stacked
                JU-250MS
FALRIG 84       Bethlehem     1975     250       25,000 U.S. Gulf      Operating
                JU-250MS
ACHILLES        BMC 250-MS    1981     250       25,000 U.S. Gulf      Stacked
SEA HAWK        Bethlehem     1976     250       25,000 U.S. Gulf      Stacked
                JU-250MS
TAURUS          Bethlehem     1976     250       25,000 U.S. Gulf      Stacked
                JU-250MS
CLIFFS
 DRILLING 180  BMC 250-MS     1978     184       25,000 U.S. Gulf      Stacked

Cantilevered Mat-Supported
 Jack-up Rigs
PHOENIX I       Bethlehem     1981     200       25,000 U.S. Gulf      Stacked
                JU-200MC
PHOENIX II      Bethlehem     1982     200       25,000 U.S. Gulf      Stacked
                JU-200MC
PHOENIX III     Bethlehem     1981     200       25,000 U.S. Gulf      Stacked
                JU-200MC
PHOENIX IV      Bethlehem     1981     200       25,000 U.S. Gulf      Operating
                JU-200MC
FALRIG 85       Bethlehem     1979     200       25,000 U.S. Gulf      Stacked
                JU-200MC
FALRIG 86       Bethlehem     1980     200       25,000 U.S. Gulf      Stacked
                JU-200MC
PHOENIX         Bethlehem     1981     200       25,000 Mexico         Operating
 VI (2)         JU-200MC
CLIFFS          Bethlehem     1982     100       25,000 U.S. Gulf      Stacked
 DRILLING 100   JU-100MC
CLIFFS          McDermott     1973     100         -    Trinidad       Operating
 DRILLING 101   87-C
CLIFFS          Bethlehem     1982     110       25,000 Trinidad       Operating
 DRILLING 110   JU-100MC
CLIFFS          Bethlehem     1980     150       25,000 U.S. Gulf      Stacked
 DRILLING 152   JU-150MC
CLIFFS          Bethlehem     1980     150       25,000 U.S. Gulf      Operating
 DRILLING 153   JU-150MC
CLIFFS          Bethlehem     1979     200       25,000 U.S. Gulf      Operating
 DRILLING 200   JU-200MC
CLIFFS          Bethlehem     1980     200       20,000 Mexico         Stacked
 DRILLING 201   JU-200MC
CLIFFS          Bethlehem     1980     200       25,000 Venezuela      Operating
 DRILLING 202   JU-200MC
_____________________

  (1) Operated  by the Company under a lease with an option to purchase.
  (2) The Company has bareboat chartered this rig to another contractor for one well. As of March 15, 1999 such charter was on a month-to-month basis.

   Submersible Rigs. Submersible rigs are somewhat similar in configuration to semisubmersible rigs but the lower hull of the rig rests on the sea floor during drilling operations. A submersible rig is towed to the well site where it is submerged by flooding its lower hull until it rests on the sea floor, with the upper hull above the water surface. Submersible rigs typically operate in water depths of 12 to 85 feet.

  The   following  table  provides  certain  information  regarding   the
Company's submersible rig fleet as of March 15, 1999:

                                   Water     Drilling
                Rig                 Year      Depth
Rig Name    Description   Built  Capability Capability Location     Status
--------    -----------   -----  ---------- ---------- --------     ------
                                   (expressed in feet)

Rig 203       Pace 85G     1983     85        30,000   U.S. Gulf    Stacked
FALRIG 77   Donhaiser
              Marine DMI85 1983     85        30,000   U.S. Gulf    Stacked
FALRIG 78   Donhaiser
             Marine DMI85  1983     85        30,000   U.S. Gulf    Stacked

  Mobile Offshore Production Units. MOPUs are mobile offshore drilling units which have been converted from drilling operations to a production application. Conversion from drilling to production mode normally requires removal of the drilling package, leaving an open deck for placement of production equipment.

   The   following  table  provides  certain  information  regarding  the
Company's mobile offshore production units as of March 15, 1999:

                                  Water
                       Year       Depth
   Rig Name            Built    Capability  Location     Status
   --------            -----    ----------  --------     ------
                                (expressed
                                 in feet)

   CLIFFS DRILLING 4   1967        150      U. S. Gulf   Operating
   LANGLEY             1965        150      Nigeria      Operating
   CLIFFS DRILLING 8   1977        250      U. S. Gulf   Operating
   CLIFFS DRILLING 10  1979        250      Qatar        Stacked


   Platform Drilling Rigs. Platform drilling rigs are designed to be placed on existing or newly built production platforms. The production platform's crane is generally capable of lifting the modules that make up the rig or lift the modularized rig crane that would set the rig modules. The assembled rig has all the drilling, housing and support facilities necessary for drilling multiple production wells but does not have many of the marine systems that would be provided on a jack-up or semisubmersible rig. The platform drilling rig requires a significantly larger platform than a tender rig but is not as weather sensitive. Most platform drilling rig contracts are for multiple wells and extended periods of time on the same platform.

   The   following  table  provides  certain  information  regarding  the
Company's platform drilling rigs as of March 15, 1999:

                                       Drilling
                      Year   Year       Depth
   Rig Name           Built  Rebuilt  Capability  Location  Status
   --------           -----  -------  ----------  --------  ------
                                      (expressed
                                       in feet)

   CLIFFS DRILLING 1   1988   1998      18,000     Trinidad  Stacked
   CLIFFS DRILLING 3   1993   1998      25,000     Trinidad  Operating
   CLIFFS DRILLING 17  1996     -       12,000     Brazil    Operating


   Domestic Barge Drilling Rigs. Barge drillings rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. They are towed by tugboats to the drill site with the derrick lying down. The lower hull is then submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling operations are conducted with the barge in this position. There are two basic types of barge rigs, "conventional" and "posted". A posted barge is identical to a conventional barge except that the hull and superstructure are separated by ten to 14 foot columns, which increases the water depth capabilities of the rig. The Company's barge rigs are generally rated for drilling to depths in excess of 20,000 feet.

   The following table provides certain information regarding the Company's domestic barge drilling fleet as of March 15, 1999:

                             Horse-        Drilling
    Drilling Equipment/      power   Year  Depth
Rig Main Power               Rating  Built Capability Status
--- -------------------      ------  ----- ---------- ------
                                           (expressed
                                            in feet)
Conventional Barges
 1 Skytop Brewster/
      Caterpillar             2,000   1980  20,000    Operating
 3 Mid-Continent/
      Caterpillar (1)         3,000   1981  25,000    Stacked
 4 Oilwell/Caterpillar        3,000   1981  25,000    Cold Stacked
 6 Mid-Continent/Caterpillar  3,000   1981  25,000    Cold Stacked
11 Gardner Denver/
      Caterpillar             3,000   1982  30,000    Operating
15 National/EMD               2,000   1981  25,000    Stacked
18 Skytop Brewster/
      Caterpillar (2)         1,000   1980  12,000    Stacked
19 National/Caterpillar (2)   1,000 1996(3) 14,000    Stacked
20 National/Caterpillar (2)   1,000 1998(3) 14,000    Operating
21 Oilwell/Caterpillar        1,500   1982  15,000    Stacked
23 Mid-Continent/
      Caterpillar (1)(2)      1,000 1995(3) 14,000    Stacked
24 National/
      Caterpillar (1)(2)      1,500   1978  16,000    Stacked
25 Continental Emsco/
      Caterpillar             3,000   1976  25,000    Cold Stacked
28 Continental Emsco/
      Caterpillar             3,000   1979  30,000    Stacked
29 Continental Emsco/
      Caterpillar             3,000   1980  30,000    Stacked
30 Continental Emsco/
      Caterpillar             3,000   1981  30,000    Stacked
31 Continental Emsco/
      Caterpillar             3,000   1981  30,000    Stacked
32 Continental Emsco/
      Caterpillar             3,000   1982  30,000    Stacked
37 National/EMD               3,000   1965  20,000    Cold Stacked
38 National/EMD               3,000   1965  20,000    Cold Stacked
74 National/EMD (1)           2,000   1981  25,000    Cold Stacked
75 National/EMD (1)           3,000   1979  30,000    Cold Stacked

Posted Barges
 2 Skytop Brewster/
      Caterpillar             2,000   1980  20,000    Cold Stacked
 5 National/Caterpillar       3,000   1981  25,000    Cold Stacked
 7 Oilwell/Caterpillar        2,000   1978  25,000    Stacked
 8 Oilwell/Caterpillar        2,000   1978  25,000    Cold Stacked
 9 Oilwell/Caterpillar        2,000   1981  25,000    Stacked
10 Oilwell/Caterpillar        2,000   1981  25,000    Stacked
16 National/EMD               3,000   1981  30,000    Operating
17 National/EMD               3,000   1981  30,000    Operating
22 Skytop Brewster/
     Caterpillar (2)          1,500   1978  16,000    Stacked
27 Continental Emsco/
      Caterpillar             3,000   1978  30,000    Operating
39 National/EMD               3,000   1970  30,000    Cold Stacked
41 National/EMD               3,000   1981  30,000    Stacked
44 Oilwell/Superior           3,000   1979  30,000    Cold Stacked
45 Oilwell/Superior           3,000   1979  30,000    Cold Stacked
46 Oilwell/EMD                3,000   1981  30,000    Stacked
47 Oilwell/EMD                3,000   1982  30,000    Stacked
48 Gardner Denver/Caterpillar 3,000   1982  30,000    Stacked
49 Oilwell/Caterpillar        3,000   1980  30,000    Stacked
52 Oilwell/Caterpillar        2,000   1981  25,000    Stacked
54 National/EMD               3,000   1970  30,000    Stacked
55 Ideco/EMD                  3,000   1981  30,000    Operating
56 National/Caterpillar       2,000   1973  25,000    Stacked
57 National/Caterpillar       2,000   1975  25,000    Stacked
61 Mid-Continent/EMD          3,000   1978  30,000    Stacked
62 Mid-Continent/EMD          3,000   1978  30,000    Operating
63 Mid-Continent/EMD          3,000   1978  30,000    Stacked
64 Mid-Continent/EMD          3,000   1979  30,000    Stacked
     ____________________
     (1)  These rigs are leased to the Company.
     (2)  These rigs are also capable of performing workover operations.
     (3) These rigs were reconstructed on the date indicated using an existing hull.

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

    The following table provides certain information regarding the Company's Lake Maracaibo barge rigs as of March 15, 1999:

          Drilling    Horse-
          Equipment/  power   Year  Year    Depth
     Rig  Main Power  Rating  Built Rebuilt Capability Status
     ---  ---------   ------  ----- ------- ---------- ------
                                            (expressed
                                             in feet)

     40  Oilwell/EMD  3,000    1980   1994   25,000    Operating
     42  National/EMD 3,000    1982   1994   25,000    Stacked
     43  National/EMD 3,000    1982   1994   25,000    Operating

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

   The   following  table  provides  certain  information  regarding  the
Company's workover fleet as of March 15, 1999:

                                      Mast            Workover
                                      Capacity Year   Depth
      Rig           Drawworks         (Pounds) Built  Capability Status
      ---           ---------         -------- -----  ---------- ------
                                                      (expressed
                                                       in feet)

 R&B Falcon Rig 90  Ideco H-30         250,000 1990(1)  15,000   Stacked
 R&B Falcon Rig 91  IRI 1287           250,000 1981     15,000   Stacked
 R&B Falcon Rig 92  IRI 2042           300,000 1981     15,000   Stacked
 R&B Falcon Rig 93  Ideco H-35         450,000 1978     20,000   Stacked
 R&B Falcon Rig 94  IRI 1287           250,000 1996(1)  15,000   Stacked
 R&B Falcon Rig 95  Wilson 75          369,000 1991(1)  20,000   Stacked
 R&B Falcon Rig 96  Wilson 75          400,000 1996(1)  20,000   Stacked
 R&B Falcon Rig 97  Wilson 75          400,000 1997(1)  20,000   Stacked
 R&B Falcon Rig 98  Mid-Continent U36A 550,000 1979     25,000   Stacked
 R&B Falcon Rig 99  Gardner Denver 800 800,000 1972     25,000   Stacked
    ____________
    (1) These rigs were reconstructed on the date indicated using an existing hull.

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

   A rig moving tug is typically used to move barge rigs and utility barges to and from location, and is normally contracted by the hour. If water conditions require a more powerful vessel or if no smaller vessels are available, it may sometimes be used in a service tug capacity, in which event it is normally contracted on a dayrate basis. Once a barge rig is on location, the movement of utility barges, supplies and personnel can normally be more economically handled with service tugs, which are on contract throughout the operation, usually on a dayrate basis. During drilling operations, anywhere from two to six utility barges may be in use throughout the operation, as well as one to three service tugs. In a barge rig operation, the Company's customer may contract directly for the utility barges and tugs, or may ask the Company to provide them. As of March 15, 1999, the Company owned 102 tugs and 60 utility barges. Although the Company expects that these assets will be used primarily in conjunction with the Company's barge rig business, they will also be used in other applications.

   Land Drilling Rigs. Land drilling rigs are completely equipped to drill oil and gas wells on land. These rigs are designed to be transported by truck and assembled by crane. They require a firm, level area to be erected and sometimes require foundation work to be performed to support the drill floor and derrick. These rigs are equipped with living quarters.

   The   following  table  provides  certain  information  regarding  the
Company's land drilling rigs as of March 15, 1999:

                                             Drilling
                    Rig               Year    Depth
Rig Name            Description       Built Capability Location    Status
--------            -----------       ----- ---------- --------    ------
                                            (express
                                             in feet)

CLIFFS DRILLING 28  National 1320      1977   25,000   Venezuela   Operating
CLIFFS DRILLING 34  Oilwell E-2000     1980   18,000   Venezuela   Operating
CLIFFS DRILLING 35  Oilwell E-2000     1980   18,000   Venezuela   Operating
CLIFFS DRILLING 36  Oilwell E-2000     1982   18,000   Venezuela   Operating
CLIFFS DRILLING 37  Oilwell E-2000     1982   18,000   Venezuela   Operating
CLIFFS DRILLING 40  National 1320-UE   1980   25,000   Venezuela   Operating
CLIFFS DRILLING 41  National 1320      1981   25,000   Venezuela   Operating
CLIFFS DRILLING 42  National 1320-UE   1981   25,000   Venezuela   Operating
CLIFFS DRILLING 43  National 1320-UE   1981   25,000   Venezuela   Operating
CLIFFS DRILLING 54  National 1320-UE   1981   30,000   Venezuela   Operating
CLIFFS DRILLING 55  National 1320-UE   1983   35,000   Venezuela   Stacked

   Land Workover Rig. The Company has one land workover rig, Rig 89, which is a Cabot 300 with a workover depth capability of 15,000 feet and it is currently stacked in Louisiana.

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

                          Oil & Gas Properties

   The Company's oil and gas business is operated primarily through its wholly owned subsidiary Devco and, to an insignificant extent, through its wholly owned subsidiary Raptor Exploration Company, Inc. In March 1998, the Company decided to divest its oil and gas business, and in the financial statements for the three years ended December 31, 1997, 1996 and 1995, the business was accounted for as a discontinued operation. As of March 1999, the Company has not been able to divest this business on terms it found acceptable and in accordance with generally accepted accounting principles the Company has reclassified its financial statements as if this business had not been discontinued. The Company does not intend to engage in any material activities in this business and still intends to divest this business. See Note N of Notes to Consolidated Financial Statements.

   Domestic Operations. In October 1995, Devco purchased a 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from Enserch Exploration, Inc., now EEX Corporation, ("EEX") which was the operator at that time. In 1997, Devco acquired an additional 20% working interest in the Allegheny field and British-Borneo Petroleum, Inc., ("British-Borneo") acquired the remaining 60% working interest in the field. In August 1998, Devco sold its 40% interest in the field to British-Borneo for approximately $25.0 million.

   In July 1996, Devco entered into an agreement with Shell Offshore Inc. ("Shell") to drill an appraisal well at Devco's expense to earn a working interest in Shell's East Boomvang, North Boomvang and East Bequia prospects (collectively "Boomvang Area") in the U.S. Gulf of Mexico. The appraisal well was drilled in the first quarter of 1997 and was suspended pending completion at a later date after further delineation of the reservoir. In February 1997, Shell waived its election to remain a working interest owner in the Boomvang Area and assigned its 100% interest in eight offshore blocks to Devco. Shell retained an overriding royalty interest in the three prospects and has the option to either increase its overriding royalty interest or convert to a working interest if specified cumulative production levels are achieved.

   In July 1997, Devco entered into an Equity Participation Agreement with Norcen Explorer, Inc. ("Norcen") pursuant to which the North Boomvang and East Boomvang prospects were drilled. Norcen thereby earned the right to an assignment of a 37.5% working interest in the two prospects. In lieu of accepting the assignments, Norcen's successor by merger, Union Pacific Resources Company, elected to accept an assignment of an overriding royalty in the Boomvang development. Devco currently owns a 100% working interest. Devco anticipates bringing in a partner on a promoted basis to pay for drilling a confirmation well on North Boomvang in May 1999. If successful, Devco anticipates the Boomvang development will be project financed.

   Devco has acquired the right to re-enter and complete a gas well previously drilled by Shell to earn a 100% working interest in Green Canyon Block 20, in the U.S. Gulf of Mexico. Shell has retained a net profits interest with the option to convert to a 40% working interest in the project upon achieving threshold production levels. The gas well will be completed subsea and tied back at a distance of 2.8 miles to Shell's Boxer Platform for processing. TOPS Gyrfalcon LLC, a limited liability company owned by Devco and INTEC Engineering Inc., is managing all subsea engineering design and contracting. Completion of the Gyrfalcon gas well is anticipated to commence in August 1999.

   International Operations. In the first quarter of 1998, Devco completed a transaction with Vanco Energy Company ("Vanco") and its subsidiary companies to acquire a 22% working interest in the Anton Marin and Astrid Marin Exploration and Production Sharing Contracts covering 2,831,392 acres in deepwater offshore Gabon, West Africa. As consideration for the acquisitions, Devco agreed to loan Vanco $11.5 million for signing bonuses and operating costs ("Vanco Loan"). Processing of new seismic data covering the Gabon prospect area commenced at the end of 1997 and continued through 1998.

   During the second quarter of 1998, Vanco and Devco jointly presented the Gabon Project to selected major oil companies in an effort to sell down their interests. Bids were taken and evaluated. The negotiation process, which began in July 1998, culminated in the signing of a Participation Agreement on November 2, 1998. Subsidiaries of Total S.A. (28%), as Operator, Unocal Corporation (25%), Kerr-McGee Corporation (14%), as farminees, joined Vanco Energy Company (22%) and Devco (11%), as farminors, to form the Vanco Gabon Group. A 3-D seismic program is scheduled to begin in 1999 followed by exploratory drilling in 2000. The farminees will initially bear Devco's share of the cost of the 3-D seismic and the cost of drilling the exploration wells. As part of the transaction, Vanco repaid the Vanco Loan to Devco in full with interest and Devco recorded a gain of $5.7 million on the partial sale of its interest in the property.

   In June 1997, Devco acquired a farmout from Avner Oil Exploration Limited Partnership of a 10% working interest in nine petroleum licenses covering 854,200 acres in deepwater offshore Israel. The assignment of the 10% working interest was made at no cost to Devco. Devco has a contingent option to acquire an additional 5% working interest at cost. In 1997 and 1998, Devco participated in shooting and processing new seismic data across the prospect. A subsidiary of Samedan Oil Corporation has joined the project as operator and an initial test well is anticipated to be spud in July 1999. Devco's subsidiary, RB Mediterranean Ltd., will participate for its 10% working interest.

                            Other Properties

   Real  Property.   The  Company  owns  and  leases  real  property   in
connection with the conduct of its business. The Company owns (i) an office and yard facility in Broussard, Louisiana; (ii) an office and yard facility in Houma, Louisiana; (iii) an office building in New Iberia, Louisiana; (iv) an office and yard facility in Macae, Brazil; and (v) an office and yard facility and a two story, 86,000 square foot office building that serves as its corporate headquarters in Houston, Texas. In addition, the Company leases other office space in Houston, Texas, an office and yard facility in Belle Chase, Louisiana and facilities in most of the countries where it conducts operations.

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

   A dramatic decline in demand for marine drilling services began in 1982 as a result of a precipitous decline in oil prices. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire marine drilling industry experienced lower dayrates and associated earnings. Although there were periods of improvements, the marine drilling industry remained generally depressed from 1985 until 1995 when the industry began to see improved dayrates and utilization. However in 1997, oil prices began to decline and in 1998 natural gas prices began to decline. Since May 1998, demand for marine drilling rigs has decreased significantly. As a result, rig utilization and dayrates have also declined significantly, particularly in the domestic jack-up and barge rig markets. A prolonged depression in the price of oil and gas would have a material adverse effect on the Company.

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

   The marine contract drilling industry is highly competitive and no one competitor is dominant. Since 1982, the supply of rigs has generally exceeded demand. The result has been a prolonged period of intense price competition during which many drilling units have been idle for long periods of time. Consequently, some drilling contractors have previously gone out of business or consolidated with other contractors. Notwithstanding these events, the industry remains fragmented and competitive. The Company believes that strong competition for drilling contracts will continue for the foreseeable future. While the quality of a company's fleet, the experience, quality and reputation of its management and employees, and customer relationships are factors in obtaining drilling contracts, the over-whelming consideration is normally the price at which a contractor is willing to provide drilling services.

                                 Markets

   General. Rigs can be moved from one region to another, and in this sense the marine contract drilling market is one international market. Because the cost of a rig move is significant and there is limited availability of rig moving vessels, the demand/supply balance for rigs may vary somewhat from region to region. However, significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. For this reason, in marketing its rigs, the Company tends to divide the drilling market by general equipment types based on water depth capability, rather than by region.

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

   Engineering Services and Land Operations. Through its Cliffs Drilling subsidiary, the Company conducts land rig operations in Venezuela. Although the majority of the Company's contracts are daywork contracts, the Company has conducted "turnkey" operations. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. The cumulative net results of the Company's turnkey contracts have been immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracts. However, as a result of the acquisition of Cliffs Drilling, the Company now provides a larger portion of its services under turnkey drilling contracts and in particular is operating seven of its land rigs under a large turnkey contract in Venezuela. In addition, because of the significant decline in the demand for contract drilling services that began in mid 1998 which the Company expects to continue through 1999, the Company expects to pursue more turnkey work as a way of increasing utilization of its rigs.

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

   Although the majority of the Company's contracts are daywork contracts, the Company has participated via a joint venture in "turnkey" contracts. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill stem, lost production or damage to the reservoir, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. The cumulative net results of the Company's turnkey contracts have been immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracting method. However, as a result of the acquisition of Cliffs Drillings, the Company now provides a larger portion of its services under turnkey drilling contracts. In addition, because of the significant decline in the demand for contract drilling services that began in mid 1998 which the Company expects to continue through 1999, the Company expects to pursue more turnkey work as a way of increasing utilization of its rigs.

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

   The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1998, the Company performed services for approximately 171 different customers.

   For the year ended December 31, 1998, revenues of approximately $116.0 million from British Petroleum and affiliates accounted for 11.2% of the Company's total operating revenues. For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues. For the year ended December 31, 1996, revenues of approximately $70.6 million from British Petroleum and affiliates accounted for 11.6% of the Company's total operating revenues.

   The loss of one of the Company's major customers could, at least on a short-term basis, have a material adverse impact on the Company's business or results of operations. However, the Company would have alternative customers for its services in the event of the loss of any single customer. The Company believes that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.

   Financial information by geographic area is furnished in Note L of Notes to Consolidated Financial Statements.

            Governmental Regulation and Environmental Matters

   Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous domestic and foreign governmental laws and regulations that may relate directly or indirectly to the Company's business and operations, including, without limitation, laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment, and certification, licensing, safety and training and other requirements imposed by treaties, laws, regulations and conventions in the
jurisdictions  in  which  the Company operates.   The  contract  drilling
industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing taxes, regulations and other laws relating to the energy business generally. The Company does not believe that governmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditure will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws and regulations or the adoption of new laws and regulations curtailing or increasing the effective cost of exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations. The Company cannot currently determine the extent to which future earnings may be affected by new legislation or regulations or compliance with new or existing regulations which may become applicable as a result of rig relocation.

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

   The Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") prohibits the discharge of certain substances into the navigable waters of the United Stated without a permit. The regulations implementing the CWA require permits to be obtained by an operator before certain exploration activities occur. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the CWA can also be enforced by citizen's groups.

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

   In addition, the Outer Continental Shelf Lands Act and regulations promulgated pursuant thereto impose a variety of regulations relating to safety and environmental protection applicable to lessees, permits and other parties operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

                                Employees

   The Company emphasizes employee safety, training and retention. The number of employees varies depending on the level of drilling activity. As of March 1, 1999, the Company employed approximately 6,200 persons. There are no collective bargaining contracts covering the Company's domestic employees. As of March 1, 1999, the Company employed 653 local personnel in Venezuela, all of whom are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. The Company believes its relations with its employees are good.

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

   The Company is involved in various other legal actions arising in the normal course of business. A substantial number of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and other vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations. See Note E of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The combination of Falcon and R&B became effective at 11:59 p.m. E.S.T. on December 31, 1997. The common stock of R&B Falcon began trading on the New York Stock Exchange ("NYSE") on January 2, 1998 under the symbol "FLC." During 1997, the Falcon common stock was traded on the NYSE under the symbol "FLC" and the R&B common stock was traded on the NYSE and the Pacific Stock Exchange under the symbol "RB." The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of Falcon common stock and R&B common stock as reported by the NYSE Composite Tape for the periods indicated. All share price information for Falcon common stock has been adjusted to reflect the two-for-one stock split effected on July 15, 1997. No adjustment to these prices has been made in respect of the share exchange ratio in the Merger (one share of Company common stock for each share of Falcon common stock; 1.18 shares of Company common stock for each share of R&B common stock). Falcon, R&B and R&B Falcon did not declare any dividends on its common stock for the periods indicated.

                                      Falcon           R&B
                                  Common Stock     Common Stock
                                 ---------------  ---------------
                                  High     Low     High     Low
                                 ------   ------  ------   ------
     1997
     First Quarter               $21.50   $15.13  $32.25   $22.50
     Second Quarter               28.81    15.56   28.25    20.13
     Third Quarter                38.13    25.44   44.63    26.75
     Fourth Quarter               42.81    28.19   49.81    33.38

                                    R&B Falcon
                                   Common Stock
                                 ----------------
                                   High     Low
                                 -------  -------
     1998
     First Quarter               $35.375  $23.125
     Second Quarter               34.188   20.500
     Third Quarter                23.188    8.750
     Fourth Quarter               16.500    6.750

   There were approximately 4,800 holders of record of the Company's common stock as of March 1, 1999.

   In December 1997, the Company adopted a preferred share Rights Agreement. See Note I of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES
                 (in millions except per share amounts)

     The following table includes the accounts of R&B and Falcon as a result of the Merger and Cliffs Drilling effective December 1, 1998. See Note B of Notes to Consolidated Financial Statements.

                                           Years Ended December 31,
                             -------------------------------------------------
                                1998       1997       1996      1995     1994
                             ---------  ---------  ---------  -------  -------
Operating revenues           $ 1,032.6  $   933.0  $   609.6  $ 390.3  $ 307.6
                             =========  =========  =========  =======  =======
Income (loss) from
 continuing operations before
 extraordinary gain (loss)   $    91.0  $    29.8  $   106.7  $  23.5  $ (12.7)

Income (loss) from
 discontinued operations          36.0      (36.0)        -        -        -

Extraordinary gain (loss) (1)    (24.2)        -          -       3.4       -
                             ---------  ---------  ---------  -------  -------
Net income (loss)                102.8      (6.2)      106.7     26.9    (12.7)

Dividends and accretion
 on preferred stock (2)             -         -          3.6      5.2      5.4
                             ---------  ---------  ---------  -------  -------
Net income (loss) applicable
 to common stockholders      $   102.8  $    (6.2) $   103.1  $  21.7  $ (18.1)
                             =========  =========  =========  =======  =======

Net income (loss) per common share:
Basic:
  Continuing operations      $     .54  $     .18  $     .70  $   .16  $  (.18)
  Discontinued operations          .21       (.22)       -        -        -
  Extraordinary gain (loss)       (.14)       -          -        .03      -
                             ---------  ---------  ---------  -------  -------
     Net income (loss)       $     .61  $    (.04) $     .70  $   .19  $  (.18)
                             =========  =========  =========  =======  =======
 Diluted:
  Continuing operations      $     .54  $     .18  $     .67  $   .15  $  (.18)
  Discontinued operations          .21       (.22)       -        -        -
  Extraordinary gain (loss)       (.14)       -          -        .03      -
                             ---------  ---------  ---------  -------  -------
     Net income (loss)       $     .61  $    (.04) $     .67  $   .18  $  (.18)
                             =========  =========  =========  =======  =======

Total assets                 $ 3,709.3  $ 1,933.0  $ 1,455.8  $ 946.8  $ 810.9
                             =========  =========  =========  =======  =======

Long-term obligations
 (including current
 portion) and redeemable
 stocks                      $ 1,872.5  $   827.4  $   514.2  $ 296.7  $ 288.6
                             =========  =========  =========  =======  =======

Dividends on Common Stock    $      -   $      -   $      -   $    -   $    -
                             =========  =========  =========  =======  =======
____________________

(1) The extraordinary gain for 1995 and the extraordinary loss for 1998 are both due to the extinguishment of debt obligations. The extraordinary loss for 1998 is net of a tax benefit of $13.0 million.

(2) In 1995, Falcon's Series A Convertible Preferred Stock was converted into approximately 15.6 million shares of common stock and in 1996, R&B's $1.625 Convertible Preferred Stock was converted into approximately 10.2 million shares of common stock.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations

   On July 10, 1997, Falcon Drilling Company, Inc. ("Falcon") and Reading & Bates Corporation ("R&B") announced that they had agreed to combine their companies under a new company -- R&B Falcon Corporation ("R&B Falcon") (the "Merger"). On December 23, 1997, the Merger was approved by both companies' shareholders and on December 31, 1997, the Merger was consummated. Each outstanding share of common stock of Falcon was converted into one share of common stock of R&B Falcon and each outstanding share of common stock of R&B was converted into 1.18 shares of common stock of R&B Falcon. The Merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the years ending 1997 and 1996 have been restated to include the accounts of R&B and Falcon.

   On December 1, 1998, the Company acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"). Cliffs Drilling is a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Cliffs
Drilling's fleet consists of 16 jack-up rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of the Company's common stock and cash in lieu of fractional shares. Total consideration for Cliffs
Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. This valuation was based upon a price of $14.2125 per share of the Company's common stock, which was the average closing price per share of the Company's common stock during the period in which the principal terms of the merger were agreed upon and the merger was announced. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $70.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. The consolidated financial statements include Cliffs Drilling since December 1, 1998.

Recontinuance of Oil and Gas Operations

   In March 1998, the Company decided to divest its oil and gas business, and in the Company's financial statements previously filed with the SEC for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the business was accounted for as a discontinued operation. As of March 1999, the Company has not been able to divest this business on terms it found acceptable and in accordance with generally accepted accounting principles the Company has reclassified its financial statements as if this business had not been discontinued. The Company does not intend to engage in any material activities in this business and still intends to divest this business. See "Oil & Gas Activities" and Note N of Notes to Consolidated Financial Statements.

Results of Operations

   The Company reported net income for 1998 of $102.8 million ($.61 per diluted share) compared to a net loss of $6.2 million ($.04 per diluted share) for 1997 and net income of $106.7 million ($.67 per diluted share after preferred stock dividends of $3.6 million) for 1996. Included in the 1998 results was a $118.3 million expense due to the cancellation of four drillship conversion projects, an extraordinary loss of $24.2 million due to the extinguishment of debt obligations, the reversal of $8.0 million of merger expenses due to an Internal Revenue Service ruling and the reversal of discontinued operations expense of $36.0 million of accrued estimated losses from operations until disposal resulting from the accounting requirements for recontinuance. Included in the 1997 results are merger expenses of $66.4 million and accrued losses related to discontinued operations of $36.0 million.


   Operating Revenues
                                          Years Ended December 31,
                                      -------------------------------
     Operating revenues (in millions)   1998        1997       1996
                                      ---------   --------   --------
       Deepwater                      $   392.5   $  349.3   $  211.2
       Shallow water                      382.9      333.2      224.9
       Inland water                       244.3      249.9      172.9
       Engineering services and
         land operations                   12.5       -           -
       Development                           .4         .6         .6
                                      ---------   --------   --------
            Total                     $ 1,032.6   $  933.0   $  609.6
                                      =========   ========   ========

   Operating revenues are primarily a function of dayrates and utilization. Operating revenues increased $99.6 million from 1997 to 1998 due to the following: The deepwater fleet revenues increased $43.2 million primarily due to an increase in dayrates and due to the activation of the C. Kirk Rhein, Jr. The shallow water fleet revenues increased $49.7 million primarily due to an increase in dayrates for the jack-up fleet, specifically the international jack-up fleet. Although the inland water fleet's revenues remained constant from 1997 to 1998, there was an increase in the marine transportation fleet revenues primarily due to fleet additions offset by a decrease in the barge fleet due to decreased utilization. The engineering services and land operations revenues were attributable to the purchase of Cliffs Drilling on December 1, 1998.

   Operating revenues increased $323.4 million from 1996 to 1997 due to the following: The deepwater fleet revenues increased $138.1 million primarily due to an increase in dayrates for the semisubmersibles and due to the addition of two drillships. The shallow water fleet revenues increased $108.3 million primarily due to an increase in dayrates for the jack-up fleet. The inland water fleet revenues increased $77.0 million primarily due to an increase in dayrates and utilization for the domestic and workover barges, and due to the purchase of 68 tugs and 44 utility barges during 1997.

   Operating Expenses
                                       Years Ended December 31,
                                      ---------------------------
     Operating expenses (in millions)  1998      1997       1996
                                      -------   -------   -------
       Deepwater                      $ 184.4   $ 140.2   $  90.1
       Shallow water                    161.5     158.7     128.3
       Inland water                     169.1     136.7     110.2
       Engineering services and
         land operations                 10.5        -         -
       Development                       22.0     130.2       2.9
                                      -------   -------   -------
            Total                     $ 547.5   $ 565.8   $ 331.5
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

   Operating expenses decreased $18.3 million from 1997 to 1998 due to the following: The development division expenses decreased $108.2 million due to dryhole costs and impairment charges relating to oil and gas properties in 1997. Offsetting this decrease was a $44.2 million increase in the deepwater fleet expenses primarily due to the activation of the C. Kirk Rhein, Jr. and increased wage rates, a $32.4 million increase in the inland water fleet expenses primarily due to the additions to the marine transportation fleet and a $10.5 million increase in engineering services and land operations due to the purchase of Cliffs Drilling.

   Operating expenses increased $234.3 million from 1996 to 1997 due to the following: The development division expenses increased $127.3 million due to dryhole costs and impairment charges relating to oil and gas properties. The deepwater fleet expenses increased $50.1 million primarily due to the addition of two drillships and the purchase of an FPSS vessel. The shallow water fleet expenses increased $30.4 million primarily due to the change in the geographic location of the jack-up fleet from one year to the next. The inland water fleet expenses increased $26.5 million primarily due to the increased utilization of the domestic barges, and due to the purchase of 68 tugs and 44 utility barges during 1997.

   Cancellation of Conversion Projects

   Cancellation of conversion projects expense of $118.3 million in 1998 was the result of the termination of the Peregrine VI, Peregrine VIII and two other drillship conversion projects that were in the preliminary phases. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write down of the vessels that were purchased for conversion. Such projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates.

 Depreciation and Amortization
                                                 Years Ended December 31,
                                                 ------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------
    Depreciation and amortization (in millions)  $ 97.6   $ 84.7   $ 62.3
                                                 ======   ======   ======

   Despite the reduction in depreciation expense for the year ended December 31, 1998 of approximately $20.7 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998, depreciation expense increased $12.9 million in 1998 from 1997 due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1998 and late 1997.

   The $22.4 million increase in depreciation and amortization expense in 1997 from 1996 is primarily due to the purchase and/or significant upgrades of offshore and inland marine vessels.

 General and Administrative Expenses
                                                Years Ended December 31,
                                                ------------------------
                                                 1998     1997     1996
                                                ------   ------   ------
    General and administrative
        expenses (in millions)                  $ 61.4   $ 55.7   $ 37.0
                                                ======   ======   ======

   General and administrative expenses increased $5.7 million in 1998 compared to 1997 primarily due to increases in payroll and related expenses.

   General and administrative expenses increased $18.7 million in 1997 compared to 1996 primarily due to increases in payroll and related expenses associated with employee incentive plans.

   Merger Expenses

   In connection with the Merger between R&B and Falcon, the Company recorded $66.4 million of merger expenses in the fourth quarter of 1997. Merger expenses consisted primarily of employment contract termination payments associated with executives of R&B, the acceleration of unearned compensation of certain stock grants previously awarded to certain R&B employees, fees for investment bankers, attorneys, and accountants, and printing and other related costs. In 1998, the Company recorded an $8.0 million reduction of merger expenses primarily due to an Internal Revenue Service ruling received relating to taxes on executive termination payments.

 Interest Expense
                                                 Years Ended December 31,
                                                 ------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------
    Interest expense, net of interest
          capitalized (in millions)              $ 63.9   $ 41.6   $ 40.8
                                                 ======   ======   ======

   The $22.3 million increase in interest expense in 1998 as compared to 1997 was primarily attributable to the issuance of $1.1 billion in senior notes in April 1998. This increase was partially offset by increased capitalized interest related to significant upgrade and new build projects. Noncash interest expense attributable to amortization of discounts associated with the Company's debt obligations for the year ended December 31, 1998 was $3.4 million.

   Despite an increase in capitalized interest during 1997 as compared to 1996 primarily due to the capitalization of interest related to significant upgrade and new build projects, interest expense increased by $.8 million. This increase was primarily attributable to increased borrowings under the Company's credit facilities. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 for the year ended December 31, 1997 was $2.6 million.

 Income Tax Expense
                                                 Years Ended December 31,
                                                 ------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------
    Income tax expense (in millions)             $ 58.9   $ 84.7   $ 27.0
                                                 ======   ======   ======

   The $25.8 million decrease in income tax expense in 1998 as compared to 1997 was due to the non-deductible merger expenses, which were incurred in 1997, and the tax benefits related to the recontinued operations being fully reserved in 1997. Despite a decrease in taxable income in 1997 as compared to 1996, income tax expense increased $57.7 million in 1997 due to the permanent differences in 1997 discussed in the previous sentence and the use of previously reserved tax benefits in 1996.

   In 1998, the Company began recording income taxes at the full statutory rates as future tax benefit carryforwards will no longer be reserved.

 Minority Interest
                                                 Years Ended December 31,
                                                 ------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------
     Minority interest (in millions)             $ 11.3   $  9.4   $  6.7
                                                 ======   ======   ======

   Minority interest relates primarily to the results of Arcade Drilling and the 25.6% attributable to stockholders other than the Company. Arcade Drilling reported income in 1998, 1997 and 1996 of $44.2 million, $36.9 million and $26.3 million, respectively.

   Extraordinary Loss

   Extraordinary loss, net of tax, for 1998 is due to the extinguishment of debt obligations in connection with the issuance of new debt obligations (see Notes A and D of Notes to Consolidated Financial Statements).

Oil & Gas Activities

  The Company's oil and gas business is operated primarily through its wholly owned subsidiary Reading & Bates Development Co. ("Devco"), and to an insignificant extent, through its wholly owned subsidiary Raptor Exploration Company, Inc.

  In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. In 1997, Devco incurred dryhole costs of $65.1 million and asset impairment charges of $42.8 million. At December 31, 1998, none of the Company's oil and gas properties contained proved reserves and all such properties had been written off. It is the Company's intention to dispose of this operation.

Year 2000

  The Company has focused its Year 2000 ("Y2K") compliance efforts in three areas: information technology systems, embedded technology systems and systems used by third parties with which the Company has a substantial relationship. The Company has substantially completed its investigation and evaluation of these systems and is currently in the process of correcting the identified problems.

  Information Technology Systems. The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, the Company determined that the accounting software utilized by Cliffs Drilling required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.0 million, the majority of which was capitalized. Software replacements in Cliffs Drilling's foreign offices will be completed during 1999 at a total cost of approximately $.3 million. The Company additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. Company personnel have completed the majority of these modifications and the remaining non-compliant software will be undergoing a previously planned upgrade in the second quarter of 1999. Additionally, the Company is undergoing a third party review of its information technology systems in the second quarter of 1999.

  Embedded Technology Systems. Embedded technology systems primarily relate to the technology on board the Company's drilling units. The testing and validation phase for the embedded technology systems includes testing each high and medium priority system, which consists primarily of all systems located on drilling units included in the Deepwater and Shallow Water Divisions. For systems on board the Inland Water units, confirmation of Y2K compliance has been received from the manufacturers of these systems.

  To facilitate the embedded technology systems investigation, the Company hired an additional employee whose primary responsibility is the evaluation of these technology systems. This evaluation should be completed by the second quarter of 1999. The equipment evaluated thus far, which includes all drilling units located in the United Kingdom, Africa, Greece, Singapore and the Gulf of Mexico, has not demonstrated any equipment failures or other Y2K compliance issues. Based on the number and type of drilling units tested thus far, the Company estimates that the total cost to replace or upgrade non-compliant embedded technology systems will be less than $.5 million.

  Third Party Systems. The Company is contacting third parties with which it has substantial relationships to determine what actions may be needed to mitigate its risks relating to the effects third party technology failures may have on the Company. The Company sent out requests for information to all of our electrical and electronic contractors in August 1998 and has received information from 80% of them regarding their Y2K efforts. Questionnaires were sent in the first quarter of 1999 to all of the Company's suppliers and third party vendors. Based on the responses received thus far, it is evident that our contractors and suppliers are placing a priority on achieving Y2K compliance. In the event the Company's major suppliers or customers do not successfully and timely achieve Y2K compliance, the Company's operations could be adversely affected.

  Contingency Plans. The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences. The Company has accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-based approach has identified those items where absolute compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities. These contingency plans will be completed in the second quarter of 1999.

  In addition to the safety related contingency plans directly related to uncertainties with equipment, the Company maintains plans for all critical safety equipment as part of its normal business. These critical safety plans are currently being modified to fit the Y2K criteria. These modifications primarily include: having personnel standing by at critical equipment stations before the specified time changes, having no crane lifts in operation and have all drilling units in a non-drilling mode. Failure of this type of equipment, whether related to normal operational risk or Y2K problems, must be managed with contingency planning. For this reason, additional risk due to the Y2K issue does not measurably affect the risk to personnel or equipment beyond the normal failure due to other causes.

Liquidity and Capital Resources

  Cash Flows

   Net cash provided by operating activities was $226.0 million for 1998, compared to $331.4 million and $167.6 million for 1997 and 1996, respectively. Fluctuations between the years is primarily due to the result of improved dayrates and fleet additions, net of changes in the components of working capital.

   Net cash used in investing activities was $1,052.2 million for 1998, compared to $610.9 million for 1997 and $365.1 million for 1996. The increases in each year were due to increasing levels of capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of drilling units and rig and vessel acquisitions.

   Net cash provided by financing activities was $935.6 million for 1998, compared to $301.2 million for 1997 and $319.6 million for 1996. The increase in net cash provided by financing activities in 1998 over 1997 was primarily due to proceeds from two senior note offerings during 1998. The decrease in net cash provided by financing activities in 1997 over 1996 was primarily the result of a decline in proceeds from the issuance of common stock more than offsetting increased borrowings under two credit facilities with two syndicates of commercial banks.

   Net cash provided by business held for sale was $12.5 million for 1998 compared to net cash used in business held for sale of $94.0 million for 1997 and $39.5 million for 1996. The cash provided in 1998 was primarily due to the sale of oil and gas properties and the collection of accounts receivable. The increase in use of cash from 1996 to 1997 was primarily due to the increased level of purchases of oil and gas properties.

  Capital Expenditure Commitments

   The  Company  has  numerous significant capital  expenditure  projects
under  way involving the construction or upgrade of drilling units.   The
following is a list of such projects:

                         Water                                    Expenditures
                         Depth      Estimated    Contract           Made thru
                       Capability    Delivery     Term   Estimated December 31,
                         (feet)        Date      (years)    Cost      1998
                         ------        ----      -------    ----      ----
Drillships:                                                  (in millions)
DEEPWATER PATHFINDER(1)  10,000       Delivered     5     $  275.0   $  257.7
DEEPWATER FRONTIER(2)    10,000       Delivered    2.5    $  270.0   $  191.9
DEEPWATER MILLENNIUM     10,000  2nd quarter 1999  4(3)   $  270.0   $  151.8
DEEPWATER IV (unnamed)   10,000  3rd quarter 2000   3     $  305.0   $   84.0
PEREGRINE IV              9,200  2nd quarter 1999   6     $  210.0   $  152.8
PEREGRINE VII (4)         8,200  3rd quarter 1999   3     $  270.0   $  181.1

Semisubmersibles:
FALCON 100                2,450  2nd quarter 1999   4     $  118.0   $   91.4
RBS8M (formerly RBS6)     8,000  1st quarter 2000   5     $  315.0   $  130.9
RBS8D                     8,000  4th quarter 2000   3     $  325.0   $     .2
                                                          --------   --------
                                                          $2,358.0   $1,241.8
                                                          ========   ========
__________________

  (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
  (2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this rig for two and one half of the first five years after delivery. Conoco will use the rig to drill a well after the rig's delivery, and the Company will use it for the next 12 months. After this period, Conoco and the Company will alternate the use of this rig. The Company is currently marketing the rig for the periods during which it is obligated to use the rig.
  (3) Statoil will use this drillship for the first three years after delivery, then the Company will alternate use of the rig with Statoil every six months for the next two years.
  (4) BP Amoco has indicated that it may cancel this contract because the rig has not been delivered on time. The Company is currently marketing this rig for work if BP Amoco cancels this contract.

   In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to any rights of the oil companies. The Company believes that based on provisions of the contracts that preclude recovery of indirect or consequential damages and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII have been cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998 (see "Results of Operations").

   In October 1998, the Company entered into a contract with Samsung Heavy Industries Co. Ltd. ("Samsung") to construct a drillship (the Deepwater IV), which will be similar to the Deepwater Pathfinder (which was delivered by Samsung to the Company in September 1998) and the Deepwater Frontier (which was delivered by Samsung to the Company in March 1999) and the Deepwater Millennium (which is currently under construction by Samsung for the Company). Immediately following delivery of the Deepwater IV from the shipyard, the drillship is contracted for three years to Texaco. This contract is a substitute for the previously contracted Peregrine VIII.

   In December 1998, the Company and Vastar Resources, Inc. ("Vastar") entered into a contract pursuant to which the Company will construct and provide a semisubmersible drilling rig (the RBS8D) for a term of three years (with five one-year options), at an operating dayrate of $199,950. In addition, Vastar may elect to extend the primary term to five years, with three one-year options, in which case the dayrate would be between $189,200 and $199,200, depending upon when the primary term is extended.

   In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung at an estimated cost of $280.0 million, with a scheduled delivery in the second quarter of 2000. The Company has contributed $20.0 million in cash and will contribute an additional $30.0 million of equipment and equipment purchase orders. It is expected that the Company will own approximately 38% of the outstanding stock of Navis following such contributions. Most of the equipment and equipment purchase orders that will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation. Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

   In connection with the Peregrine VI and Peregrine VIII projects and a third drillship project, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. This equipment constitutes all of the material drilling equipment necessary to outfit two deepwater drillships (although a substantial portion of such equipment can be used on semisubmersible rigs). The Company expects to use approximately half of this equipment to outfit the Deepwater IV, and approximately $30.0 million as a portion of its contribution to Navis. The balance of the equipment is expected to be maintained by the Company as inventory.

   The Peregrine IV, Peregrine VII, and Falcon 100 will be completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customer for the Peregrine VII has indicated that it may cancel the drilling contract due to construction delays. The Company believes that it will be able to find work for the Peregrine VII at dayrates similar to its previously contracted levels. However, the Company expects that any new contracts will likely be short-term or on a well-to-well basis. Also, the Company will be subject to late delivery penalties under the applicable drilling contracts for the Peregrine IV and Falcon 100, (approximately $41,500 per day, up to a maximum of approximately $38.6 million, for the Peregrine IV, and approximately $26,500 per day, up to a maximum of approximately $14.7 million, for the Falcon 100). If the Peregrine IV and Falcon 100 are not delivered within 240 and 180 days, respectively, of the commencement date of the applicable drilling contract, the customer may cancel its contract.

   In December 1998, Mobil U.K. Ltd. ("Mobil") terminated its contract to use the Company's Jack Bates semisubmersible rig on the grounds that two of the rig's anchor cables broke. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company has received a proposal from Mobil to recontract the Jack Bates at a dayrate of approximately $156,000 for a one or two well drilling program. The Company believes this program may last approximately six months. This proposal is without prejudice to either party's rights in the dispute over the termination of the original contract. If the Company is not successful in settling its dispute over the termination of the original contract, the Company intends to commence legal proceedings to enforce its rights under the contract. The Company believes that it will be able to find other work for the Jack Bates, but that any such work will be at lower dayrates than the $200,000 dayrate established for the extended term of the original contract.

   Liquidity

   At December 31, 1998, the Company had approximately $413.6 million in the aggregate of cash, cash equivalents and borrowing capacity under its revolving credit facilities.

   At December 31, 1998, approximately $99.4 million of total consolidated cash and cash equivalents of $177.4 million were restricted from the Company's use outside of Arcade Drilling's activities. See Note A of Notes to Consolidated Financial Statements.

   The Company is currently constructing or significantly upgrading seven wholly owned deepwater drilling rigs. The Company estimates the gross capital expenditures on these projects will be approximately $1.8 billion, of which approximately $1.0 billion remains to be funded by the Company. Since May 1998, there has been a downturn in demand for marine drilling rigs resulting in a decline in rig utilization and dayrates. The decline has been particularly dramatic in the domestic barge and jack-up rig markets where the Company is one of the largest contractors. As a result, although the Company's operating revenues increased by $99.6 million from 1997 to 1998, on a quarterly basis during 1998 the Company experienced a decline in operating revenues from $279.4 million for the first quarter of 1998 to $228.7 million for the fourth quarter of 1998. As a result, the Company's cash flow from operations, cash on hand, and funds available under its existing credit facilities will not be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations, without selling certain assets or terminating construction contracts.

   On March 26, 1999, the Company issued three series of senior notes with an aggregate principal amount of $1.0 billion. The senior notes consisted of $400.0 million of 11% senior secured notes due 2006, $400.0 million of 11.375% senior secured notes due 2009 and $200.0 million of 12.25% senior notes due 2006 (collectively, the "Senior Notes"). The
$800.0 million senior secured notes are collateralized by ten of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $971.5 million after deducting estimated offering related expenses. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes.

   Proceeds from the Senior Notes met a portion of the Company's capital requirements. However, it will also be necessary for the Company to obtain additional capital through debt and/or equity financings to meet its currently projected obligations. The Company is currently evaluating two project financings to meet a portion of its additional capital requirements. The first is an approximately $270.0 million financing in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier and drilling contract revenues from such drillship. Proceeds of such financing, if obtained, would be used in part to refinance the interim financing facility, under which $135.0 million ($81.0 million represents the Company's portion) had been borrowed at March 15, 1999 and was repaid with a portion of the proceeds from the Senior Notes. The foregoing interim loan has been made to a limited liability company which will operate the Deepwater Frontier and which is owned 60% by the Company and 40% by Conoco. The Company has guaranteed repayment of 60% of this interim loan. The second financing being contemplated is an approximately $250.0 million project financing that would be collateralized by the semisubmersible RBS8M (formerly the RBS6), as well as the drilling contract revenues from such rig.

   The Company currently believes it will be able to consummate the proposed project financings. However, there can be no assurance that these or any other additional financings can be obtained, or if obtained, that they will be on terms favorable to the Company or for the amounts needed. Further, the Company has limited ability under its indenture covenants to incur additional recourse indebtedness and to secure that debt. In the event that the Company is unable to obtain its requisite financing, the Company may have to sell assets or terminate or suspend one or more construction projects. Termination or suspension of a project may subject the Company to claims for penalties or damages under the construction contracts or drilling contracts for rigs that are being constructed. In addition, asset sales made under duress in today's drilling market may not yield attractive sales prices. Accordingly, the inability of the Company to complete such financings would have a material adverse effect on the Company's financial condition and its ability to repay its outstanding indebtedness.

   Three of the Company's outstanding credit facilities were repaid and terminated in March 1999 from proceeds from the Senior Notes. To assist the Company's liquidity position, the Company may seek to establish a new revolving bank credit facility of up to $180.0 million, and may sell certain assets. There can be no assurance, however, that such facility will be obtained or sales completed.

   The liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The decline in oil and gas prices since 1997 has negatively impacted the Company's performance, particularly in the shallow water U.S. Gulf market, by adversely affecting the Company's rig utilization and dayrates. Utilization of the Company's domestic jack-up fleet has declined from approximately 100% in January 1998 to approximately 57% in January 1999, and dayrates on new contracts have declined from a range of $35,000 to $40,000 in January 1998 to a range of $10,000 to $13,000 at present. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 96% in January 1998 to approximately 30% in January 1999. The Company's international jack-up fleet has experienced declines in utilization and dayrates since January 1998, but such declines have not been as dramatic as those experienced in the domestic jack-up fleet. The Company believes a continued depression in oil and gas prices will have a material adverse effect on the Company's financial position and results from operations.

   The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

   The Company has based its estimates regarding its financing needs on the assumption that conditions in the marine contract drilling industry will remain approximately the same as currently exist through 1999 and will improve in 2000. If conditions during these periods are less favorable than the Company has assumed, the Company may be required to seek additional financing. Any additional financing, if obtained, would be subject to the risks and contingencies described above.

   The impact of general economic inflation on the Company's operations for the three years ended December 31, 1998 has not been material.

   Debt Offerings

  Pursuant to an offering in April 1998, the Company issued $1.1 billion principal amount of senior notes resulting in net proceeds of approximately $1,082.9 million. The senior notes bear interest at varying rates from 6.5% to 7.375%. See Note D of Notes to Consolidated Financial Statements.

   Pursuant to an offering in December 1998, the Company issued $400.0 million principal amount of senior notes resulting in net proceeds of approximately $392.3 million. The senior notes bear interest at 9.125% and 9.5%. See Note D of Notes to Consolidated Financial Statements.

   Pursuant to an offering in March 1999, the Company issued $1.0 billion principal amount of senior notes resulting in net proceeds of approximately $971.5 million. The senior notes bear interest at varying rates form 11% to 12.25% (see Liquidity).

   Credit Facilities

   At December 31, 1998, the Company had four bank facilities, three of which were repaid in March 1999 from proceeds from the Senior Notes. The first was a $350.0 million revolving credit facility with a syndicate of banks. The first $100.0 million of borrowing under this credit facility was secured by a pledge of the stock one of the Company's three major operating subsidiaries. At December 31, 1998, interest was accruing under this credit facility at LIBOR plus .75% for borrowings up to $100.0 million and at LIBOR plus 1.375% for borrowings in excess of $100.0 million. This credit facility would have matured on January 24, 2002. At December 31, 1998, $200.0 million was available under this facility. See Note D of Notes to Consolidated Financial Statements. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the Senior Notes (see Liquidity).

   The second bank facility was a $125.0 million interim construction facility with a syndicate of banks for the construction of the Deepwater Millennium. This facility would have matured on June 30, 1999, and bore interest at LIBOR plus 1.25%. At December 31, 1998, $1.6 million was available under this facility. See Note C of Notes to Consolidated Financial Statements. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the Senior Notes (see Liquidity).

   The third bank facility was an interim construction facility with a syndicate of banks for the construction of the Deepwater Frontier. This interim loan was made to a limited liability company which will operate the Deepwater Frontier and which is owned 60% by the Company and 40% by Conoco. The Company had guaranteed repayment of 60% of this interim loan. This facility would have matured March 31, 1999, and bore interest at LIBOR plus .5%. In March 1999, this credit facility had been drawn to $135.0 million and $81.0 million, which represents the Company's portion, was repaid from proceeds from the Senior Notes (see Liquidity).

   The fourth bank facility is a $35.0 million revolving credit facility maintained by Cliffs Drilling. This facility matures May 31, 2000 and bears interest at .25% plus the greater of the prevailing Federal Funds Rate plus .5% or a referenced average prime; or at the adjusted LIBOR rate plus 2%. At December 31, 1998, Cliffs Drilling had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under this credit facility. See Note D of Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. However, the Company's contracts generally provide for payment in U.S. dollars and the Company does not maintain significant foreign currency cash balances. See Note A of Notes to Consolidated Financial Statements.

  The Company is exposed to changes in interest rates with respect to its long-term debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's long-term debt obligations as of December 31, 1998 (dollars in millions):

                                                                    Estimated
                                                                    Fair Value
                                                                        at
                                                                    December 31,
                  1999   2000   2001   2002   2003 Thereafter Total     1998
                 ------ ------ ------ ------ ------ -------- -------- --------
Fixed Rate Debt:
Amount           $   .2 $   .5 $  5.2 $   -  $553.3 $1,150.0 $1,709.2 $1,554.5
Average
 interest rate   7.000% 8.000% 9.750%     -  8.351%  7.647%   7.881%

Variable Rate Debt:
Amount           $  6.1 $  6.1 $  6.1 $150.5 $   -  $     -  $  168.8 $  168.8
Average
 interest  rate  7.375% 7.375% 7.375% 6.046%     -        -   6.190%

   The Company is exposed to changes in the price of oil and natural gas. The marine contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.


Item 8.  Financial Statements and Supplementary Data



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation

   We have audited the accompanying consolidated balance sheets of R&B Falcon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B Falcon Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP

Houston, Texas
March 26, 1999


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   December 31, 1998 and 1997
               (in millions except share amounts)

                                                       1998        1997
                                                    ---------   ---------
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                        $   177.4   $    55.5
   Short-term investments                                  -         45.4
   Accounts receivable:
    Trade, net                                          197.0       168.0
    Other                                                62.1        22.4
   Materials and supplies inventory                      36.1        15.2
   Drilling contracts in progress                        29.5          -
   Other current assets                                  25.0        14.3
                                                    ---------   ---------
    Total current assets                                527.1       320.8
                                                    ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                           3,369.2     1,926.5
   Other                                                180.8        82.8
                                                    ---------   ---------
    Total property and equipment                      3,550.0     2,009.3
   Accumulated depreciation                            (519.4)     (426.3)
                                                    ---------   ---------
    Net property and equipment                        3,030.6     1,583.0
                                                    ---------   ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION               70.6          -
                                                    ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                       74.0        29.2
                                                    ---------   ---------
 NET ASSETS OF BUSINESS HELD FOR SALE                     7.0          -
                                                    ---------   ---------
 TOTAL ASSETS                                       $ 3,709.3   $ 1,933.0
                                                    =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Short-term obligations                           $   123.4   $      -
   Long-term obligations due within one year              6.3       135.2
   Accounts payable - trade                              83.1        54.4
   Accrued liabilities                                  139.0       146.4
                                                    ---------   ---------
    Total current liabilities                           351.8       336.0

 LONG-TERM OBLIGATIONS                                1,866.2       692.2
 OTHER NONCURRENT LIABILITIES                            35.9        38.6
 DEFERRED INCOME TAXES                                  142.4        76.8
 NET LIABILITIES OF BUSINESS HELD FOR SALE                 -          5.8
                                                    ---------   ---------
    Total liabilities                                 2,396.3     1,149.4
                                                    ---------   ---------
 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                       62.8        55.6
                                                    ---------   ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 550,000,000 shares
    authorized, 193,399,910 shares and 164,312,224
    shares issued and outstanding  at December 31,
    1998 and 1997,  respectively                          1.9         1.6
  Capital in excess of par value                      1,061.5       631.4
  Retained earnings                                     199.1        96.3
  Other                                                 (12.3)       (1.3)
                                                    ---------   ---------
     Total stockholders' equity                       1,250.2       728.0
                                                    ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 3,709.3   $ 1,933.0
                                                    =========   =========

  The accompanying notes are an integral part of the consolidated financial statements.


                        R&B FALCON CORPORAITON
                          AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
               (in millions except per share amounts)

                                                Years Ended December 31,
                                             -------------------------------
                                                1998       1997       1996
                                             ---------    -------    -------
OPERATING REVENUES:
  Deepwater                                  $   392.5    $ 349.3    $ 211.2
  Shallow water                                  382.9      333.2      224.9
  Inland water                                   244.3      249.9      172.9
  Engineering services and land operations        12.5         -          -
  Development                                       .4         .6         .6
                                             ---------    -------    -------
     Total operating revenues                  1,032.6      933.0      609.6
                                             ---------    -------    -------
COSTS AND EXPENSES:
  Deepwater                                      184.4      140.2       90.1
  Shallow water                                  161.5      158.7      128.3
  Inland water                                   169.1      136.7      110.2
  Engineering services and land operations        10.5         -          -
  Development                                     22.0      130.2        2.9
  Cancellation of conversion projects            118.3         -          -
  Depreciation and amortization                   97.6       84.7       62.3
  General and administrative                      61.4       55.7       37.0
  Merger expenses                                 (8.0)      66.4         -
                                             ---------    -------    -------
     Total costs and expenses                    816.8      772.6      430.8
                                             ---------    -------    -------
OPERATING INCOME                                 215.8      160.4      178.8
                                             ---------    -------    -------
OTHER INCOME (EXPENSE):
  Interest expense,
     net of interest capitalized                 (63.9)     (41.6)     (40.8)
  Interest income                                  9.6        6.1        3.4
  Other, net                                       (.3)      (1.0)      (1.0)
                                             ---------    -------    -------
     Total other income (expense)                (54.6)     (36.5)     (38.4)
                                             ---------    -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX EXPENSE,  MINORITY  INTEREST
 AND  EXTRAORDINARY  LOSS                        161.2      123.9      140.4
                                             ---------    -------    -------
INCOME TAX EXPENSE:
  Current                                         38.5       39.3        6.3
  Deferred                                        20.4       45.4       20.7
                                             ---------    -------    -------
     Total income tax expense                     58.9       84.7       27.0
                                             ---------    -------    -------
MINORITY INTEREST                                (11.3)      (9.4)      (6.7)
                                             ---------    -------    -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY LOSS                      91.0       29.8      106.7
INCOME (LOSS) FROM DISCONTINUED OPERATIONS        36.0      (36.0)        -
EXTRAORDINARY LOSS, NET OF TAX BENEFIT           (24.2)        -          -
                                             ---------    -------    -------
NET INCOME (LOSS)                                102.8       (6.2)     106.7
DIVIDENDS ON PREFERRED STOCK                        -          -         3.6
                                             ---------    -------    -------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                $   102.8    $  (6.2)   $ 103.1
                                             =========    =======    =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations                   $     .54    $   .18    $   .70
     Discontinued operations                       .21       (.22)       -
     Extraordinary loss                           (.14)       -          -
                                             ---------    -------    -------
       Net income (loss)                     $     .61    $  (.04)   $   .70
                                             =========    =======    =======
  Diluted:
     Continuing operations                   $     .54    $   .18    $   .67
     Discontinued operations                       .21       (.22)       -
     Extraordinary loss                           (.14)       -          -
                                             ---------    -------    -------
       Net income (loss)                     $     .61    $  (.04)   $   .67
                                             =========    =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          167.5      164.1      147.4
                                             =========    =======    =======
  Diluted                                        168.8      166.2      157.7
                                             =========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.


                          R&B FALCON CORPORAITON
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                 Years Ended December 31,
                                             -------------------------------
                                                1998        1997       1996
                                             ---------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   102.8    $  (6.2)   $ 106.7
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                 97.6       84.7       62.3
    Gain on dispositions of property
      and equipment                               (3.3)      (6.9)      (3.7)
    Cancellation of conversion projects          118.3         -          -
    Deferred income taxes                         20.4       47.4       15.9
    Recognition of deferred expenses              12.2        7.1        8.0
    Deferred compensation                          1.1       17.8        3.2
    Minority interest in income
      of consolidated subsidiaries                11.3        9.4        6.7
    Dryhole and exploration expenses
      relating to oil and gas properties          11.9      114.9         -
    Loss (income) from discontinued operations   (36.0)      36.0         -
    Extraordinary loss from
      extinguishment of debt                      24.2         -          -
    Changes in assets and liabilities:
      Accounts  receivable, net                  (21.1)     (42.6)     (56.1)
      Materials and supplies inventory            (9.9)       (.8)      (2.3)
      Drilling contracts in progress              (6.2)        -          -
      Deferred charges and other assets          (47.2)     (19.9)      (8.2)
      Accounts payable - trade                   (18.0)       8.4        9.2
      Accrued interest                            (5.9)       7.1        6.2
      Accrued liabilities                        (24.2)      77.4       13.5
      Other, net                                  (2.0)      (2.4)       6.2
                                             ---------    -------    -------
        Net cash provided
           by operating activities               226.0      331.4      167.6
                                             ---------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment           5.4       10.4        3.9
  Purchases of property and equipment,
    exclusive of noncash items                (1,131.0)    (592.2)    (352.3)
  Purchase of Cliffs Drilling Company,
    net of cash acquired                          28.0         -          -
  Sale (purchase) of short-term investments       45.4      (29.1)     (15.5)
  Other                                             -          -        (1.2)
                                             ---------    -------    -------
    Net cash used in investing activities     (1,052.2)    (610.9)    (365.1)
                                             ---------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term obligations           123.4         -          -
  Net proceeds from (payments on)
    revolving credit facilities                 (332.0)     316.0      141.0
  Proceeds from long-term obligations          1,494.0       38.0      120.0
  Principal payments on long-term obligations   (323.2)     (49.6)     (45.8)
  Premium paid on debt extinguishment            (23.9)        -          -
  Dividends paid on preferred stock                 -          -        (3.6)
  Distribution to minority shareholders
    of consolidated subsidiaries                  (4.0)        -        (5.1)
  Issuance of common stock, net                    1.3        2.7      110.7
  Other                                             -        (5.9)       2.4
                                             ---------    -------    -------
    Net cash provided by financing activities    935.6      301.2      319.6
                                             ---------    -------    -------
CASH PROVIDED BY (USED IN)
  BUSINESS HELD FOR SALE                          12.5      (94.0)     (39.5)
                                             ---------    -------    -------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      121.9      (72.3)      82.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    55.5      127.8       45.2
                                             ---------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $   177.4    $  55.5    $ 127.8
                                             =========    =======    =======

Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest $   105.6    $  36.5    $  35.2
  Income taxes paid                          $    36.5    $  13.9    $   5.7
  Noncash investing activities:
   Purchase of Cliffs Drilling
     Company in exchange for equity          $   391.5    $    -     $    -
   Other purchases of property and equipment
     in exchange for equity or debt          $    35.5    $   8.0    $  30.9

    The accompanying notes are an integral part of the consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the Three Years Ended December 31, 1998
                              (in millions)

                                 Common Stock    Capital in  Retained
                               ----------------   Excess of  Earnings
                               Shares  Amount(1)  Par Value  (Deficit)  Other
                               ------  --------   ---------   -------   -----

Balances at December 31, 1995   143.5    $ 1.4    $  477.8    $  (.6)  $ (9.0)

Net income                                                     106.7
Dividends paid on
  preferred stock                                               (3.6)
Conversion of preferred stock    10.2       .1         2.9
Purchase of assets                 .8                 15.0
Activity in Company stock plans   1.9                 13.0                 .1
Restricted stock grant             .6                 13.8              (10.6)
Issuance of common stock          6.4       .1       108.4
Additional minimum liability                                              1.2
Other                                                  (.1)                .1
                                -----    -----    --------    ------    -----

Balances at December 31, 1996   163.4      1.6       630.8     102.5    (18.2)

Net loss                                                        (6.2)
Activity in Company stock plans   1.2                  8.9
Restricted stock grant                                  .9                6.8
Acceleration of stock grants      (.3)                (9.3)              10.1
Other                                                   .1
                                -----    -----    --------    ------    -----

Balances at December 31, 1997   164.3      1.6       631.4      96.3     (1.3)

Net income                                                     102.8
Purchase of assets               27.9       .3       416.4
Activity in Company stock plans    .2                  1.3
Restricted stock grant             .9                 12.3              (11.0)
Other                              .1                   .1
                                -----    -----    --------    ------    -----

Balances at December 31, 1998   193.4    $ 1.9    $1,061.5    $199.1   $(12.3)
                                =====    =====    ========    ======   ======
____________________
(1) Amounts less than one-tenth of a million are not shown.



  The accompanying notes are an integral part of the consolidated financial statements.


                       R&B FALCON CORPORAITON
                          AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)  INDUSTRY CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION - The consolidated financial statements include the accounts of R&B Falcon Corporation ("R&B Falcon") and its subsidiaries (collectively, the "Company"), including R&B Falcon (International & Deepwater) Inc., formerly Reading & Bates Corporation ("R&B"); R&B Falcon Holdings, Inc., formerly Falcon Drilling Company, Inc. ("Falcon"); Cliffs Drilling Company ("Cliffs Drilling") effective December 1, 1998 and its majority-owned (approximately 74.4%) subsidiary Arcade Drilling AS ("Arcade"). Investments in unconsolidated investees are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

   INDUSTRY CONDITIONS/LIQUIDITY - The Company is currently constructing or significantly upgrading seven wholly owned deepwater drilling rigs. The Company estimates the gross capital expenditures on these projects will be approximately $1.8 billion, of which approximately $1.0 billion remains to be funded by the Company. Since May 1998, there has been a downturn in demand for marine drilling rigs resulting in a decline in rig utilization and dayrates. The decline has been particularly dramatic in the domestic barge and jack-up rig markets where the Company is one of the largest contractors. As a result, although the Company's operating revenues increased by $99.6 million from 1997 to 1998, on a quarterly basis during 1998 the Company experienced a decline in operating revenues from $279.4 million for the first quarter of 1998 to $228.7 million for the fourth quarter of 1998. As a result, the Company's cash flow from operations, cash on hand, and funds available under its existing credit facilities will not be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations, without selling certain assets or terminating construction contracts.

   On March 26, 1999, the Company issued three series of senior notes with an aggregate principal amount of $1.0 billion. The senior notes consisted of $400.0 million of 11% senior secured notes due 2006, $400.0 million of 11.375% senior secured notes due 2009 and $200.0 million of 12.25% senior notes due 2006 (collectively, the "Senior Notes"). The
$800.0 million senior secured notes are collateralized by ten of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $971.5 million after deducting estimated offering related expenses. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes.

   Proceeds from the Senior Notes met a portion of the Company's capital requirements. However, it will also be necessary for the Company to obtain additional capital through debt and/or equity financings to meet its currently projected obligations. The Company is currently evaluating two project financings to meet a portion of its additional capital requirements. The first is an approximately $270.0 million financing in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier and drilling contract revenues from such drillship. Proceeds of such financing, if obtained, would be used in part to refinance the interim financing facility, under which $135.0 million ($81.0 million represents the Company's portion) had been borrowed at March 15, 1999 and was repaid with a portion of the proceeds from the Senior Notes. The foregoing interim loan has been made to a limited liability company which will operate the Deepwater Frontier and which is owned 60% by the Company and 40% by Conoco. The Company has guaranteed repayment of 60% of this interim loan. The second financing being contemplated is an approximately $250.0 million project financing that would be collateralized by the semisubmersible RBS8M (formerly the RBS6), as well as the drilling contract revenues from such rig.

   The Company currently believes it will be able to consummate the proposed project financings. However, there can be no assurance that these or any other additional financings can be obtained, or if obtained, that they will be on terms favorable to the Company or for the amounts needed. Further, the Company has limited ability under its indenture covenants to incur additional recourse indebtedness and to secure that debt. In the event that the Company is unable to obtain its requisite financing, the Company may have to sell assets or terminate or suspend one or more construction projects. Termination or suspension of a project may subject the Company to claims for penalties or damages under the construction contracts or drilling contracts for rigs that are being constructed. In addition, asset sales made under duress in today's drilling market may not yield attractive sales prices. Accordingly, the inability of the Company to complete such financings would have a material adverse effect on the Company's financial condition and its ability to repay its outstanding indebtedness.

   Three of the Company's outstanding credit facilities were repaid and terminated in March 1999 from proceeds from the Senior Notes. To assist the Company's liquidity position, the Company may seek to establish a new revolving bank credit facility of up to $180.0 million, and may sell certain assets. There can be no assurance, however, that such facility will be obtained or sales completed.

   The liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The decline in oil and gas prices since 1997 has negatively impacted the Company's performance, particularly in the shallow water U.S. Gulf market, by adversely affecting the Company's rig utilization and dayrates. Utilization of the Company's domestic jack-up fleet has declined from approximately 100% in January 1998 to approximately 57% in January 1999, and dayrates on new contracts have declined from a range of $35,000 to $40,000 in January 1998 to a range of $10,000 to $13,000 at present. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 96% in January 1998 to approximately 30% in January 1999. The Company's international jack-up fleet has experienced declines in utilization and dayrates since January 1998, but such declines have not been as dramatic as those experienced in the domestic jack-up fleet. The Company believes a continued depression in oil and gas prices will have a material adverse effect on the Company's financial position and results from operations.

   The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

   The Company has based its estimates regarding its financing needs on the assumption that conditions in the marine contract drilling industry will remain approximately the same as currently exist through 1999 and will improve in 2000. If conditions during these periods are less favorable than the Company has assumed, the Company may be required to seek additional financing. Any additional financing, if obtained, would be subject to the risks and contingencies described above.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Arcade's cash and cash equivalents balance as well as the short-term investments discussed below, are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 among Arcade, Transocean Offshore Inc. and R&B which restrictions preclude R&B from borrowing any cash from Arcade unless (i) Transocean is offered a pro-rata loan (based on stock ownership in Arcade) on similar terms and (ii) any such loan(s) otherwise comply with applicable laws. At December 31, 1998, $99.4 million of the cash and cash equivalents balance related to Arcade. Arcade declared distributions of approximately $82.2 million in the first quarter of 1999, of which the Company received approximately $61.2 million, approximately $15.8 million in the first quarter of 1998, of which the Company received approximately $11.8 million and approximately $14.3 million in the first quarter of 1996, of which the Company received approximately $10.6 million.

   SHORT-TERM INVESTMENTS - Short-term investments consist of interest-bearing deposits with a commercial bank with an original maturity greater than three months but less than one year from the date of the investment. At December 31, 1997, all of the short-term investments balance was related to Arcade and was subject to restrictions (see CASH AND CASH EQUIVALENTS above).

   MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Drilling units and marine equipment are depreciated under the straight-line method. Gain (loss) on disposal of properties is credited (charged) to income. Estimated useful lives range from three to twenty-five years. In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $20.7 million reduction in depreciation expense for the year ended December 31, 1998.

   Costs incurred for construction and significant upgrades of marine equipment are accumulated in construction in progress with no depreciation being recorded on such amounts until the construction or upgrade is completed and the equipment is placed into service. The amount of construction in progress included in drilling equipment at December 31, 1998 and 1997 was $921.4 million and $255.0 million, respectively. Certain marine equipment is being held in non-operating status pending modification and decisions regarding its deployment. Management believes its market value exceeds its net book value of $65.7 million at December 31, 1998.

   GOODWILL - Goodwill from the purchase of Cliffs Drilling (see Note B) is amortized on a straight-line basis over 40 years. Amortization charged to expense during the year ended December 31, 1998 was $.1 million. The Company's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of its recorded goodwill.

   DEFERRED CHARGES AND OTHER ASSETS - Deferred charges and other assets includes investments in unconsolidated subsidiaries, deferred financing costs and deferred rig mobilization and preparation costs. These amounts are stated net of accumulated amortization costs and at net realizable value.

   INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes.

   REVENUE RECOGNITION - Revenues are recognized as they are earned. Proceeds associated with the early termination of a contract are recorded as deferred income and recognized as contract revenues over the remaining term of the contract or until such time as the mobile offshore unit begins a new contract. There were no such amounts deferred at December 31, 1998 or 1997. In addition, when a unit's mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location, the remaining amount is recognized over the primary term of the contract.

   Revenues and expenses related to turnkey drilling contracts are recognized when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are probable and estimable.

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the years ended December 31, 1998, 1997 and 1996 was $39.1 million, $13.7 million and $7.6 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income amounted to a net gain of $.2 million in 1998, a net loss of $.4 million in 1997 and a net gain of $.8 million in 1996. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract was intended to reduce currency risk from exchange rate movements. Insignificant gains and losses were deferred and accounted for as part of the underlying transaction. During 1998 and 1997 the Company did not enter into any forward exchange contracts. At December 31, 1998, the Company did not have any outstanding forward exchange contracts.

   MINORITY INTEREST - Minority interest relates primarily to the results of Arcade, which owns the drilling units Henry Goodrich and Paul
B. Loyd, Jr. The ownership percentage of Arcade attributable to stockholders other than the Company was 25.6% for each of the years ending December 31, 1998, 1997 and 1996. Arcade reported income in 1998, 1997 and 1996 of $44.2 million, $36.9 million and $26.3 million, respectively.

   EXTRAORDINARY LOSS - In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, after a tax benefit of $11.9 million, due to the early extinguishment of debt obligations. Such loss consisted of premium payments and the expense of related deferred debt issuance costs. In the fourth quarter of 1998, the Company incurred an extraordinary loss of $2.2 million, after a tax benefit of $1.1 million, due to the early extinguishment of debt obligations. Such loss consisted of the expense of related deferred debt issuance costs. See Note D.

   COMPREHENSIVE INCOME - In 1998 and 1997, the Company did not have any non-owner changes in equity. In 1996, the Company recorded, in stockholders' equity, $1.2 million of additional minimum liability related to its pension plans. Therefore, comprehensive income for 1996 was $105.7 million as a result of adjusting net income for 1996 by $1.0 million of additional minimum liability, net of income taxes.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances and short-term investments with commercial banks throughout the world. The Company's cash equivalents and short-term investments generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 1998, 1997 and 1996.

   The Company's revenues were generated primarily from its drilling rigs. Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1998 and 1997 was $11.9 million and $7.4 million, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") was issued. SFAS 128 establishes revised standards for computing and presenting earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and restated all prior period earnings per share data presented.

   In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company adopted SFAS 130 in the first quarter of fiscal 1998. See COMPREHENSIVE INCOME above.

   In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information
("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company adopted SFAS 131 in the fourth quarter of 1998 and has made the appropriate disclosures. See Note L.

   In February 1998, Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132") was issued. SFAS 132 revises and standardizes employers' disclosures about pension and other postretirement benefit plans. The Company adopted SFAS 132 in the fourth quarter of 1998 and has made the appropriate disclosures. See Note J.

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

(B)  BUSINESS COMBINATIONS

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

   There was one transaction between R&B and Falcon prior to the merger which resulted in an adjustment to the consolidated restated financial statements of R&B Falcon. In 1996, R&B sold the drilling unit, Falrig 83, (formerly the D. K. McIntosh) to Falcon. The resulting gain of $3.8 million recorded by R&B has been eliminated from the accompanying financial statements.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the years ended December 31, 1997 and 1996 are as follows (in millions):

                                     1997      1996
                                    ------    ------
        Operating revenues
          R&B                       $424.2    $290.3
          Falcon                     508.8     319.3
                                    ------    ------
             Combined               $933.0    $609.6
                                    ======    ======
        Net income (loss)
          R&B                       $(73.5)   $ 74.1
          Falcon                      67.3      32.6
                                    ------    ------
             Combined               $ (6.2)   $106.7
                                    ======    ======

   In connection with the merger, the Company recorded $66.4 million of expenses in the fourth quarter of 1997. Such expenses consist primarily of employment contract termination fees associated with executives of R&B, the acceleration of unearned compensation of certain stock grants previously awarded to certain R&B employees, fees for investment bankers, attorneys, and accountants, and printing and other related costs. In 1998, the Company reversed $8.0 million of merger expenses primarily due to an Internal Revenue Service ruling received relating to taxes on executive termination fees.

   On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling. Cliffs Drilling is a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Cliffs Drilling's fleet consists of 16 jack-up rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. This valuation was based upon a price of $14.2125 per share of R&B Falcon common stock, which was the average closing price per share of R&B Falcon's common stock during the period in which the principal terms of the merger were agreed upon and the merger was announced. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $70.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method.

   Pro forma consolidated operating results of the Company and Cliffs Drilling for the year ended December 31, 1998 and 1997, assuming the Cliffs Drilling transaction occurred at the beginning of the respective periods, are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                  1998           1997
                                                ---------      ---------
                                                     (unaudited)
                                       (in millions except per share amounts)

  Operating revenues                            $ 1,349.0      $ 1,218.2
  Income from continuing operations
    before extraordinary loss                       138.9           71.4
  Net income                                        150.7           35.4
  Net income per common share:
    Basic                                             .78            .19
    Diluted                                           .78            .18


(C) SHORT-TERM OBLIGATIONS

   In 1998, the Company entered into a short-term credit facility for the construction of the Deepwater Millennium. The facility bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.25% and is due on June 30, 1999. At December 31, 1998, $1.6 million was available under this facility. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the Senior Notes (see Note A).

(D)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1998 and 1997 consisted of the following (in millions):

                                                         1998      1997
                                                       --------  --------
  Revolving credit facilities (1)                      $  150.0  $  482.0
  6.5% Senior Notes, due April 2003 (2)                   249.2        -
  6.75% Senior Notes, due April 2005 (2)                  348.1        -
  6.95% Senior Notes, due April 2008 (2)                  249.2        -
  7.375% Senior Notes, due April 2018 (2)                 248.0        -
  9.125% Senior Notes, due December 2003
   ("9.125% Notes") (3)                                   100.0        -
  9.5% Senior Notes, due December 2008("9.5% Notes")(3)   300.0        -
  8% Senior Subordinated Convertible Debentures, due
     December 1998 ("8% Debentures") (4)                     -       15.6
  8.875% Senior Notes, due March 2003
   ("8.875% Notes") (5)(13)                                  .4     120.0
  9.75% Senior Notes, due January 2001
   ("9.75% Notes") (6)(13)                                  5.2     110.0
  10.25% Senior Notes, due May 2003("10.25% Notes")(7)    202.9        -
  12.5% Subordinated Notes, due March
   2005 ("12.5% Notes") (8)(13)                              -       50.0
  Floating Rate Notes (9) (13)                               -       10.0
  NIC (10)                                                 18.7      25.3
  Deferred payment obligation (11)                           .5       7.5
  Secured promissory note (12)                               -        6.4
  Other debt obligations                                     .3        .6
                                                       --------  --------
  Total                                                 1,872.5     827.4
  Less long-term obligations due within one year           (6.3)   (135.2)
                                                       --------  --------
  Long-term obligations                                $1,866.2  $  692.2
                                                       ========  ========
  __________________________

  (1) At December 31, 1998, the Company had two revolving credit facilities outstanding.

      The first is a $350.0 million revolving credit facility expiring on January 24, 2002. This facility was previously at $500.0 million however, as a result of issuing the 9.125% Notes and the 9.5% Notes it was amended and reduced to $350.0 million. Commencing March 31, 2001, the facility will be reduced by $15.0 million each calendar quarter. At December 31, 1998, interest was accruing under this revolving credit facility at LIBOR plus .75% for borrowings up to $100.0 million and at LIBOR plus 1.375% for borrowings in excess of $100.0 million. In addition, a commitment fee of .35% per annum is paid on the total amount of the facility. The first $100.0 million of borrowing under this revolving credit facility is secured by a pledge of the stock of one of the Company's three major operating subsidiaries. The facility contains covenants (with which the Company was in compliance at December 31, 1998) which require the Company to meet certain ratios and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens and sell assets. At December 31, 1998, $200.0 million was available under this facility. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the Senior Notes (see Note A).

      The second is a $35.0 million revolving credit facility expiring on May 31, 2000. Interest accrues under this facility at .25% plus the greater of the prevailing Federal Funds Rate plus .5% or a referenced average prime; or at the adjusted LIBOR rate plus 2%. In addition, a fee of 2% per annum is paid on outstanding letters of credit and a commitment fee of .5% per annum is paid on the unused portion of the facility. This facility is secured by accounts receivable, certain rig inventory and equipment, certain oil and gas properties and the stock of certain subsidiaries of Cliffs Drilling. At December 31, 1998, $.4 million in letters of credit were outstanding, thereby leaving $34.6 million available under this facility.

      At December 31, 1997, the Company had two revolving credit facilities outstanding which during 1998 were both terminated and repaid in full from proceeds from a senior note offering (see Note
      (2) below).

      The first was a $400.0 million revolving credit facility with a syndicate of banks. This facility would have been reduced/repaid by five semi-annual installments of $37.0 million commencing in May 1999 and one final reduction/repayment of $215.0 million in November 2001 and bore interest at LIBOR plus .85%. In addition, a commitment fee of .35% per annum was paid on the unused portion of the facility. The facility contained covenants which required R&B to meet certain ratios and working capital conditions, and was collateralized by vessel mortgages on fourteen of the drilling units owned by the Company, related assignments of insurance and earnings, and a pledge of the Company's shares of stock of Arcade.

      The second was a $215.0 million revolving credit facility with a syndicate of banks. This facility consisted of (i) a $25.0 million tranche secured by accounts receivable, maturing in November 1999, (ii) a $60.0 million tranche secured by certain drilling rigs and receivables, maturing in November 1998 and (iii) a $130.0 million tranche that was unsecured, maturing in October 1998. The facility required Falcon to meet certain tests related to its net worth, interest coverage ratio, and current ratio, and placed restrictions on dividends and investments by Falcon. The facility provided generally for interest at LIBOR plus 1% on the $25.0 million tranche, at LIBOR plus 1.5% on the $60.0 million tranche, and at LIBOR plus 1.75% on the $130.0 million tranche. The interest rate on the $130.0 million tranche increased by .50% during each calendar quarter commencing in the second quarter of 1998. The Company paid a commitment fee equal to (i) .375% per annum of the unused portion of the $25.0 million and $60.0 million tranches, and .20% per annum on the unused portion of the $130.0 million tranche.

  (2) In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion. As a result, the Company received net proceeds of approximately $1,082.9 million after deducting estimated offering related expenses. Interest on these notes is payable semiannually on April 15 and October 15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder was used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998. These notes were issued at a discount of approximately $6.0 million which is being amortized as interest expense over the term of the notes. The amount of unamortized discount at December 31, 1998 was approximately $5.5 million and the amount of amortized discount for the year ended December 31, 1998 was approximately $.5 million.

  (3) In December 1998, the Company issued two series of senior notes with an aggregate principal amount of $400.0 million. As a result, the Company received net proceeds of approximately $392.3 million after deducting estimated offering related expenses. Interest on these notes is payable semiannually on June 15 and December 15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company. The Company used the proceeds to reduce borrowings under an existing revolving credit facility. As a result of such reduction, the Company incurred an extraordinary loss of $2.2 million, net of tax, in the fourth quarter of 1998.

  (4) In December 1998, the 8% Debentures were repaid in full. The 8% Debentures were convertible into the Company's common stock at $31.386 per share. Accrued interest associated with the 8% Debentures at December 31, 1997 was $11.9 million. The face amount of the 8% Debentures and the related unamortized discount at December 31, 1997 totaled $18.6 million and $3.0 million, respectively.

  (5) The 8.875% Notes were issued by Falcon pursuant to an offering in March 1996, resulting in net proceeds of approximately $116.0 million to the Company after deducting offering related expenses. The 8.875% Notes consisted of $120.0 million principal amount and interest is payable semiannually on March 15 and September 15. The 8.875% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon. The 8.875% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9.75% Notes (described below) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebted-ness of Falcon to the extent of the collateral securing such secured indebtedness. See Note (13) below.

  (6) The 9.75% Notes were issued by Falcon pursuant to an offering in January 1994. The 9.75% Notes consisted of $110.0 million principal amount and interest is payable semiannually on January 15 and July
      15. The 9.75% Notes are guaranteed by certain of the Company's subsidiaries. The 9.75% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness. See Note (13) below.

  (7) The 10.25% Notes were issued by Cliffs Drilling pursuant to offerings in 1996 and 1997. The 10.25% Notes consist of $200.0 million principal amount and interest is payable semiannually on May 15 and November 15. These notes are senior unsecured obligations of Cliffs Drilling, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. These notes are unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of Cliffs Drilling (the "Cliffs Drilling Subsidiary Guarantors"), which guarantees rank pari passu in right of payment with all senior indebtedness of the Cliffs Drilling Subsidiary Guarantors and senior to all subordinated indebtedness of the Cliffs Drilling Subsidiary Guarantors. The 10.25% Notes are publicly traded and are not guaranteed by R&B Falcon or any other subsidiary of the parent, accordingly, separate financial statements of Cliffs Drilling Subsidiary Guarantors are not required to be included in these financial statements.

      On or after May 15, 2000, the 10.25% Notes are redeemable at the option of Cliffs Drilling, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date.

      The indenture under which the 10.25% Notes are issued imposes significant operating and financial restrictions on Cliffs Drilling. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of Cliffs Drilling to incur additional indebtedness, make capital expenditures, create liens and sell assets.

      As a result of the Company acquiring Cliffs Drilling, Cliffs Drilling was required to offer to purchase for cash all of the outstanding 10.25% Notes at a purchase price equal to 101% of the principal amount of each senior note, plus accrued and unpaid interest, to the change of control payment date. On January 28, 1999, Cliffs Drilling repurchased approximately $.3 million principal amount of the 10.25% Notes that were tendered pursuant to this offer.

  (8) The 12.5% Notes were issued by Falcon pursuant to an offering in March 1995. The 12.5% Notes consisted of $50.0 million principal amount and interest was payable semiannually on March 15 and September 15. The 12.5% Notes were subordinated to all other indebtedness of the Company except indebtedness that expressly provides it shall not be senior in right of payment to the 12.5% Notes. See Note (13) below.

  (9) On February 23, 1994, Falcon issued $10.0 million of Floating Rate Notes which bore interest at LIBOR plus 3.5%. In 1998,the Floating Rate Notes were repaid in full. The principal amounts of the Floating Rate Notes were due in payments of $1.0 million, $2.0 million and $2.0 million on January 24 of 1998, 1999 and 2000, respectively, with the balance due January 24, 2001. The Floating Rate Notes were guaranteed by certain of the Company's subsidiaries. The Floating Rate Notes were unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but were effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

 (10) In April 1997, a wholly owned subsidiary of the Company entered into a five year $38.0 million loan agreement with Nissho Iwai Europe PLC ("NIC"). The loan is collateralized by a vessel mortgage on the Seillean without recourse to the Company and bears interest at LIBOR plus 2%. Principal repayments are monthly based on the greater of the excess cash flow of the Seillean or the outstanding principal balance divided by the remaining monthly periods of the loan. In addition, NIC has the option to purchase up to 10% of the ownership in the Seillean, any time prior to April 25, 2000, at a minimum price of $4.2 million.

 (11) In September 1995, the Company entered into a $10.0 million deferred payment obligation in connection with the purchase of the support vessel Iolair. The deferred payment obligation bears interest at a fixed rate of 8%. Principal repayments of $2.5 million and $7.0 million were paid in September 1996 and September 1998, respectively, and a final payment of $.5 million is due in September 2000. The obligation is collateralized by a vessel mortgage on the support vessel Iolair.

 (12) In  January  1997,  the  Company  issued  a  $6.4  million  secured promissory note, payable to Coastal Capital Corporation, in connection with the purchase of the Peregrine VI. In June 1998, the note was repaid in full. The note bore interest at 7.5%, payable monthly, and matured in January 1999. The note was collateralized by a vessel mortgage on the Peregrine VI.

 (13) The indentures pursuant to which the 8.875% Notes, 9.75% Notes, and the 12.5% Notes were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity,
      (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (see below), and
      (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, sale of assets, and making investments.

      As a result of the merger between R&B and Falcon, Falcon was required to offer to purchase for cash all of the 8.875% Notes, 9.75% Notes and 12.5% Notes (collectively the "Old Notes") and the Floating Rate Notes representing outstanding principal indebtedness of $290.0 million at December 31, 1997. On January 28, 1998, Falcon made a purchase offer to each note holder at a price equal to 101% of the aggregate principal amount outstanding or approximately $293.0 million, plus accrued interest. As a result, none of the notes were tendered for redemption.

      On March 23, 1998, the Company offered to redeem the Old Notes. The aggregate principal amount of the outstanding Old Notes was $280.0 million and on April 20, 1998, $274.4 million in principal amount of Old Notes was repaid from proceeds from the sale of the $1.1 billion senior notes (see Note (2) above).

   As of December 31, 1998, the Company estimates the fair value of its debt obligations to be $1.7 billion compared to a book value of $1.9 billion.

   Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years and thereafter are as follows (in millions):

          1999                                         $    6.3
          2000                                              6.6
          2001                                             11.3
          2002                                            150.5
          2003                                            553.3
          Thereafter                                    1,150.0
                                                       --------
                                                        1,878.0
          Less the unamortized discount
            on the senior notes                            (5.5)
                                                       --------
          Total long-term obligations and long-
            term obligations due within one year
            at December 31, 1998                       $1,872.5
                                                       ========

(E)  COMMITMENTS AND CONTINGENCIES

   GENERAL - In 1992, in connection with the acquisition of certain barge drilling rig operations, the Company entered into contingent profits interest agreements with the former rig owners and former mortgage holder. The periods for determination of these payments began in 1993 and continued through 1998.

   Pursuant to certain of the Company's long-term drilling contracts, the operator may purchase three of the Company's barge drilling rigs for specified prices which decrease each year through 1999. Management of the Company estimates that the aggregate option price for the three rigs will be below the aggregate carrying value for such rigs by approximately $4.0 million in 1999. Management does not expect the purchase option to be exercised and will continue to evaluate the net book value of these rigs for possible future impairment.

   CAPITAL EXPENDITURES - In 1999 and 2000, the Company expects to spend approximately $1.1 billion to expand and upgrade its operating rig fleet, primarily its deepwater rig fleet.

   The Peregrine IV, Peregrine VII, and Falcon 100 will be completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customer for the Peregrine VII has indicated that they will cancel the drilling contract due to construction delays. The Company believes that it will be able to find work for the Peregrine VII at dayrates similar to its previously contracted levels. However, the Company expects that any new contracts will likely be short-term or on a well-to-well basis. Also, the Company will be subject to late delivery penalties under the applicable drilling contracts for the Peregrine IV and Falcon 100, (approximately $41,500 per day, up to a maximum of approximately $38.6 million, for the Peregrine IV, and approximately $26,500 per day, up to a maximum of approximately $14.7 million, for the Falcon 100). If the Peregrine IV and Falcon 100 are not delivered within 240 and 180 days, respectively, of the commencement date of the applicable drilling contract, the customer may cancel its contract.

   EMPLOYMENT CONTRACTS - The Company has entered into employment contracts with 16 employees. Such employment contracts include certain provisions which call for termination payments to the employee upon the occurrence of certain events including change of control, which if incurred at December 31, 1998 would have been approximately $40.0 million.

   OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Lease expense amounted to $47.8 million (1998), $40.2 million
(1997) and $22.7 million (1996). As of December 31, 1998, future minimum rental payments relating to operating leases were as follows (in millions):

                   1999    2000    2001    2002    2003  Thereafter
                  ------  ------  ------  ------  ------ ----------
  Drilling units  $ 20.9  $ 13.8  $ 13.0  $ 13.0  $ 13.0   $ 24.9
  Other              4.3     2.4     1.3     1.0      .3       .2
                  ------  ------  ------  ------  ------   ------
  Total           $ 25.2  $ 16.2  $ 14.3  $ 14.0  $ 13.3   $ 25.1
                  ======  ======  ======  ======  ======   ======

   In  November 1995, the Company entered into a sale/lease-back  of  the
M. G. Hulme, Jr. and agreed to lease the drilling unit for ten years. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note F).

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

   The Company is involved in various other legal actions arising in the normal course of business. A substantial number of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and power vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

   SELF INSURANCE - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that future claims and liabilities in excess of the amounts accrued are fully insured.

   LETTERS OF CREDIT - At December 31, 1998, the Company had letters of credit outstanding and unused totalling $6.6 million and $38.4 million, respectively (see Note D).


(F) ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

   The components of "Accrued liabilities" at December 31, 1998 and 1997 were as follows (in millions):

                                             1998        1997
                                           -------     -------
     Accrued expenses - general            $  64.7     $  72.1
     Accrued income and sales tax             23.9        28.7
     Accrued interest expense                 20.3        28.6
     Accrued worker compensation claims       16.2         7.9
     Accrued payroll                           9.5         4.2
     Accrued employee benefits                 2.7         2.8
     Other                                     1.7         2.1
                                           -------     -------
     Total                                 $ 139.0     $ 146.4
                                           =======     =======

   The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1998 and 1997 were as follows (in millions):

                                             1998        1997
                                            ------      ------
     Postretirement benefit obligations     $ 14.9      $ 14.9
     Foreign income taxes                      6.1         6.1
     Pension obligations                       3.5         3.5
     Deferred gain on sale of drilling
       unit (see Note E)                       2.0         5.6
     Other                                     9.4         8.5
                                            ------      ------
     Total                                  $ 35.9      $ 38.6
                                            ======      ======

(G)  CANCELLATION OF CONVERSION PROJECTS

   In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to the rights of the oil companies. The Company believes that, based on provisions of the contracts that preclude recovery of indirect or consequential damages and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII have been cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998.

   In connection with the Peregrine VI and Peregrine VIII projects and a third drillship project, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. This equipment constitutes all of the material drilling equipment necessary to outfit two deepwater drillships (although a substantial portion of such equipment can be used on semisubmersible rigs). The Company expects to use this equipment to outfit other deepwater projects and as inventory.

(H)  INCOME TAXES

   Income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in millions):

                                 1998       1997       1996
                                ------     ------     ------
          Current:
           Foreign              $ 28.1     $  9.4     $  5.8
           Federal                 3.3       26.9         .4
           State                   7.1        3.0         .1
                                ------     ------     ------
          Total current           38.5       39.3        6.3
                                ------     ------     ------
          Deferred:
           Foreign                 4.9       17.9        4.0
           Federal                13.7       26.6       15.0
           State                   1.8         .9        1.7
                                ------     ------     ------
          Total deferred          20.4       45.4       20.7
                                ------     ------     ------
          Total                 $ 58.9     $ 84.7     $ 27.0
                                ======     ======     ======

   The domestic and foreign components of income from continuing operations before income tax expense, minority interest and extraordinary loss for the years ended December 31, 1998, 1997 and 1996 were as follows (in millions):

                                1998        1997        1996
                              -------     -------     -------
           Domestic           $ (26.2)    $ (95.0)    $   4.9
           Foreign              187.4       218.9       135.5
                              -------     -------     -------
           Total              $ 161.2     $ 123.9     $ 140.4
                              =======     =======     =======

   The effective tax rate, as computed on income from continuing operations before income tax expense, minority interest and extraordinary loss differs from the statutory U.S. income tax rate for the years ended December 31, 1998, 1997 and 1996 due to the following:

                                                1998    1997    1996
                                                ----    ----    ----
 Statutory tax rate                              35%     35%     35%
 Use of previously reserved tax benefits          -       -     (11)
 Limitation on recognition of tax benefits        2      10       -
 Foreign tax expense (net of federal benefit)    (3)      2      (6)
 State tax expense (net of federal benefit)       3       2       1
 Non-deductible merger expenses                  (2)     17       -
 Other                                            2       2       -
                                                ----    ----    ----
 Effective tax rate                              37%     68%     19%
                                                ====    ====    ====

   Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1998 and 1997 were as follows (in millions):

                                             1998        1997
                                           -------     -------
     Deferred tax liabilities:
         Depreciation                      $ 214.4     $ 208.0
         Undistributed earnings                7.4         8.3
                                           -------     -------
     Total deferred tax liabilities          221.8       216.3
                                           -------     -------
     Deferred tax assets:
         Postretirement benefits              (5.4)       (5.4)
         Tax benefit carryforwards          (139.4)     (169.8)
         Discontinued operations, net         (2.2)      (22.3)
         Accrued expenses                     (5.7)       (3.5)
         Valuation allowance                  75.7        63.5
         Other                                (2.4)       (2.0)
                                           -------     -------
     Total deferred tax assets               (79.4)     (139.5)
                                           -------     -------
     Net deferred tax liability            $ 142.4     $  76.8
                                           =======     =======

   Valuation allowance reflects the possible expiration of tax benefits (primarily net operating loss carryforwards) prior to their utilization.

   Recapitalizations of R&B in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $3.8 million annually plus certain built-in gains that existed as of the date of such changes. Net tax operating losses of approximately $25.4 million arising since the 1991 ownership change are not subject to this limitation.

(I)  CAPITAL SHARES

   RIGHTS - On December 31, 1997, the effective date of the merger between R&B and Falcon (see Note B), each share of the Company's common
stock  received  one preferred share purchase right  (a  "Right").   Each
Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, (the "Preferred Shares") of the Company at a price of $150, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with the Company's common stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's common stock having a market value of two times the exercise price of the Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to ten business days following a public announcement that a person or group becomes an Acquiring Person. The Rights expire on November 1, 2007. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per common share. Liquidation preference will be equal to 100 times the par value per share plus an amount equal to accrued and unpaid dividends and distributions to the date of such payment. Each Preferred Share will have 100 votes, voting together with the common stock, and certain rights to elect two directors during certain periods of default in the payment of dividends on the Preferred Shares.

   PREFERRED STOCK - In July 1993, R&B effected a public offering of approximately 3.0 million shares of $1.625 Convertible Preferred Stock, par value $1.00 per share. On August 5, 1996, R&B announced it would redeem all of the outstanding shares of such preferred stock on September 30, 1996. However, the majority of such preferred stock outstanding was converted into approximately 10.2 million shares of R&B's common stock on or before September 30, 1996.

   COMMON   STOCK   -   On   December  9,  1996,  Falcon,   participating
stockholders and a group of underwriters entered into an agreement resulting in the public sale of 6.4 million shares of common stock by Falcon and the sale of 9.4 million shares of common stock by selling shareholders. The public offering closed on December 13, 1996 and resulted in net proceeds to Falcon of $108.5 million after deducting offering related expenses of $5.5 million.

   In June 1997, Falcon declared a two-for-one stock split effective on July 15, 1997. Accordingly, all share amounts for all periods presented have been restated to reflect this stock split.

   During 1998 in a series of transactions, the Company issued approximately 763,680 shares of its common stock in partial consideration for the acquisition of 25 tugs, five ocean going barges and six workover rigs.

   On December 1, 1998, the Company issued approximately 27.1 million shares of its common stock for the acquisition of Cliffs Drilling (see Note B).

   As of December 31, 1998, 11,066,958 shares of authorized, unissued shares of common stock were reserved for issuance under the Company's stock plans (net of forfeitures) and 282,192 shares of authorized, unissued shares of common stock were reserved for issuance for contingent obligations relating to asset purchases.

(J)  EMPLOYEE BENEFIT PLANS

   PENSION AND POSTRETIREMENT BENEFITS - The Company has three noncontributory pension plans. Substantially all of the R&B employees paid from a U.S. payroll are covered by one or more of these plans. Effective January 1, 1998, substantially all of the Falcon employees paid from a U.S. payroll began accruing benefit service although they were not eligible to participate in the plans until January 1, 1999. Plan benefits are primarily based on years of service and average high thirty-six month compensation.

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

   The following table includes the aggregate of the Company's three pension plans and the Company's postretirement benefits plan. All three pension plans have projected benefit obligations in excess of plan assets. Only the Replacement Plan has an accumulated benefit obligation in excess of plan assets, and such accumulated benefit obligation was $3.8 million and $3.3 million as of December 31, 1998 and 1997, respectively. There are no assets held in the Replacement Plan.

                                             Pension        Postretirement
                                         --------------     --------------
                                          1998    1997       1998    1997
                                         ------  ------     ------  ------
                                               (dollars in millions)
Change in projected benefit obligation:
 Projected benefit obligation at
    beginning of year                    $ 77.5  $ 67.9     $ 10.5  $ 10.3
 Service cost                               2.0     1.8         .1      .1
 Interest cost                              5.5     4.9         .8      .7
 Participant contributions                  -       -           .1      .1
 Plan amendments                           (2.1)    -          -       -
 Actuarial (gain) loss                     13.3     7.4        1.8     (.1)
 Benefits paid                             (4.7)   (4.5)       (.8)    (.6)
                                         ------  ------     ------  ------
 Projected benefit obligation at
    end of year                            91.5    77.5       12.5    10.5
                                         ------  ------     ------  ------
Change in plan assets:
 Plan assets at fair value at
    beginning of year                      69.8    59.1        -       -
 Actual return on plan assets               8.6    10.2        -       -
 Employer contributions                     6.1     5.0         .7      .5
 Participant contributions                  -       -           .1      .1
 Benefits paid                             (4.7)   (4.5)       (.8)    (.6)
                                         ------  ------     ------  ------
 Plan assets at fair value at
    end of year                            79.8    69.8        -        -
                                         ------  ------     ------  ------

Funded status of plan                     (11.7)   (7.7)     (12.5)  (10.5)
 Unrecognized net (gain) loss              22.2    10.9       (1.6)   (3.5)
 Unrecognized prior service cost           (3.8)   (2.0)      (1.3)   (1.7)
 Unrecognized net transition
   obligation                                .9      .7        -        .2
                                         ------  ------     ------  ------
 Prepaid (accrued) pension cost          $  7.6  $  1.9     $(15.4) $(15.5)
                                         ======  ======     ======  ======
Weighted-average assumptions:
 Discount rate                            6.75%   7.40%      6.75%   7.40%
 Long-term rate of return                10.00%  10.00%       -       -
 Salary scale                             6.90%   6.90%      4.50%   4.50%

    Net benefit costs for the years ended December 31, 1998, 1997 and 1996 included the following (in millions):

                                            Pension         Postretirement
                                     -------------------  -------------------
                                      1998   1997   1996   1998   1997   1996
                                     -----  -----  -----  -----  -----  -----
Service cost                         $ 1.9  $ 1.6  $ 1.8  $  .2  $  .1  $  .1
Interest cost                          5.5    4.9    4.6     .8     .7     .8
Expected return on plan assets        (6.9) (10.2)  (5.2)    -      -      -
Amortization of:
 Unrecognized transition obligation    (.1)   (.1)   (.1)    -      -      -
 Unrecognized prior service cost       (.3)   (.3)   (.3)   (.4) (1.0)   (1.0)
 Unrecognized actuarial (gain)/loss     .4     .1     .2    (.1)  (.1)    (.1)
Loss due to change in attribution
   period                               -      -      -      .2     .2     .2
Deferral of asset gain                  -     4.4     -      -      -      -
                                     -----  -----  -----  -----  -----  -----
Net benefit costs                    $  .5  $  .4  $ 1.0  $  .7  $ (.1) $  -
                                     =====  =====  =====  =====  =====  =====

    The health care cost trend rates used to measure the expected cost in 1999 for medical, dental and vision benefits were 8%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021.

   A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                      1-Percentage-     1-Percentage-
                                      Point Increase    Point Decrease
                                      --------------    --------------
    Effect on total of service and
       interest cost components            $ .1             $ (.1)
    Effect on postretirement
       benefit obligation                  $1.4             $(1.1)

   SAVINGS PLANS - The Company has three savings plans which allow an employee to contribute up to 16% of their base salary (subject to certain limitations) and the Company may make matching contributions at its discretion. Employees may direct the investment of their contributions and the contributions of the Company in various plan investment options.

   The Company's matching contributions vest within five years of an employee's service with the Company. Compensation costs under the plans amounted to $4.6 million in 1998, $2.7 million in 1997 and $1.6 million in 1996.

   STOCK PLANS - The Company has 14 stock plans which are intended to provide an incentive that will allow the Company to retain persons of the training, experience and ability necessary for the development and financial success of the Company. Such plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. All stock options awarded under these plans expire ten years from the date of their grant. Four of these plans were originally adopted by Falcon, five by R&B, two by Cliffs Drilling and three by the Company. As a result of the business combination between R&B and Falcon, and R&B Falcon and Cliffs Drilling, all of the R&B, Falcon and Cliffs Drilling plans were assumed by the Company, and the options outstanding thereunder were converted to options to acquire common stock of R&B Falcon (with appropriate adjustments to reflect the exchange ratios).

   The Company's Reading & Bates Corporation 1990 Stock Option Plan authorized options with respect to approximately 2.3 million shares of common stock to be granted to certain employees of R&B at an adjusted option price of $6.25 per share. In 1991, options with respect to all
2.3 million shares were granted and vested over a four-year period. Such grant's option price was less than the market price on the date of grant and the difference was recorded as compensation expense during the vesting period.

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

   The Company's Reading & Bates Corporation 1995 Director Stock Option Plan authorized 236,000 shares of common stock to be available for awards of stock options to non-employee members of the board of directors at an adjusted option price of $6.25 per share. In 1995, R&B granted 141,600 options. The market value of R&B's common stock at the date of grant was less than the option price, and no compensation expense was recorded.

   The Company's Reading & Bates Corporation 1995 Long-Term Incentive Plan ("1995 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1995, stock options with respect to 708,000 shares were granted to an officer of R&B at an adjusted option price of $11.759 per share (the market price on the date of grant). Such options became exercisable one year from the date of grant. Also in 1995, restricted stock awards with respect to 642,156 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. In 1996, stock options with respect to 177,000 shares were granted to an officer of R&B at an adjusted option price of $23.729 per share (the market price on the date of the grant). Such options became exercisable over a three-year period from the date of grant. Also in 1996, restricted stock awards with respect to 489,228 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. In 1997, stock options with respect to 902,582 shares were granted to officers of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1995 Incentive Plan, stock options and restricted stock awards with respect to 868,700 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (See Note B).

   The Company's Reading & Bates Corporation 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1997, restricted stock awards with respect to 33,866 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vest. Also in 1997, stock options with respect to 6,018 shares were granted to an officer of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1997 Incentive Plan, restricted stock awards with respect to 33,866 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note
B).

   The Company's Falcon Drilling Company, Inc. 1992 Stock Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. In 1992, options with respect to all 1.0 million shares were granted at adjusted option prices ranging from $1.665 to $1.85 per share and vested immediately. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1994 Stock Option Plan authorized options with respect to 570,000 shares of common stock to be granted to certain employees and directors of Falcon. In 1994, options with respect to all 570,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1995 Stock Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. In 1995, options with respect to 250,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years. In 1996, options with respect to 280,000 shares were granted at an adjusted option price of $6.065 per share, vesting over two years and options with respect to 150,000 shares were granted at an adjusted option price of $9.72 per share, vesting ratably over five years. In February 1997, options with respect to 258,000 shares were granted at an adjusted option price of $12.50 per share and in November 1997 Falcon rescinded such option grants. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1997 Stock Option Plan authorized options with respect to 1.2 million shares of common stock to be granted to certain employees and directors of Falcon. In July 1997, options with respect to 3,000 shares were granted at an option price of $12.50 per share and in November 1997 Falcon rescinded such option grants. In July 1997, options for 40,000 shares were granted at an option price of $29.00 per share, vesting ratably over three years. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Cliffs Drilling Company 1988 Incentive Equity Plan and Cliffs Drilling Company 1998 Incentive Equity Plan were both assumed by the Company on December 1, 1998 as a result of the purchase of Cliffs Drilling (see Note B). Under these plans, the Company assumed outstanding options to purchase 1,052,300 shares of common stock at adjusted option prices ranging from $3.79 to $40.89 per share and expiring at dates ranging from 2000 to 2008. All such options vested on December 1, 1998 as a result of the Company's purchase of Cliffs Drilling.

   The Company's 1998 Employee Long-Term Incentive Plan authorized 3.2 million shares of common stock to be available for awards. In 1998, stock options with respect to 100,000 shares were granted to an employee of the Company at an option price of $22.375 per share (the market price on the date of grant) and stock options with respect to 1,832,500 shares were granted to certain employees of the Company at an option price of $12.9375 per share (the market price on the date of grant). Such options become exercisable over a three year period. Also in 1998, restricted stock awards with respect to 941,500 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be amortized to expense over the period during which the shares vest.

   The Company's 1998 Director Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for awards to non-employee members of the board of directors. As of December 31, 1998, no awards have been made under this plan.

   The Company's 1998 Acquisition Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees of Cliffs Drilling. On December 1, 1998, options with respect to all 1.0 million shares were granted at an option price of $9.125 per share (the market price on the date of grant) and vest over a three year period.

   Unearned compensation relating to the Company's restricted stock awards is shown as a reduction of stockholders' equity. Compensation recognized for the years ending December 31, 1998, 1997 and 1996 totaled approximately $1.1 million, $17.8 million and $3.2 million, respectively.

   Stock option transactions under the plans were as follows:

                            1998              1997              1996
                     ------------------ ----------------- -------------------
                               Weighted           Weighted           Weighted
                       Number   Average   Number   Average   Number   Average
                     of Options  Price  of Options  Price  of Options  Price
                     ----------  -----  ----------  -----  ----------  -----
Outstanding at
 beginning of year   2,794,101  $ 9.83  3,836,159  $ 8.20  5,009,071  $ 6.52
   Granted           2,930,500   11.96     40,000   29.00    607,000   12.12
   Assumed from
    Cliffs Drilling  1,052,300   20.41       -        -         -        -
   Exercised          (226,547)   6.03 (1,073,562)   4.75 (1,771,888)   4.79
   Forfeited              -        -       (8,496)   7.63     (8,024)   7.22
                     ---------  ------  ---------  ------  ---------  ------
Outstanding at
 end of year         6,550,354   12.61  2,794,101    9.83  3,836,159    8.20
                     =========          =========          =========
Exercisable at
 end of year         3,503,187   12.69  2,377,433    9.98  2,776,413    7.84
Available for grant
 at end of year      4,516,604     -    5,415,772     -    1,338,694     -

   The fair value of each grant since January 1, 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the options granted pursuant to the 1998 Employee Long-Term Incentive Plan and the 1998 Acquisition Option Plan: risk-free interest rate of 4.9%, an expected life of 10 years and expected volatility of 68.2%. The resulting fair value of such options granted was $9.32.

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                  1998       1997       1996
                                -------    -------    -------
  Net income (loss) applicable
    to common stockholders:
      As reported               $ 102.8    $  (6.2)   $ 103.1
      Pro forma                 $ 101.3    $ (10.0)   $  98.4
  Basic EPS:
      As reported               $   .61    $  (.04)   $   .70
      Pro forma                 $   .60    $  (.06)   $   .67
  Diluted EPS:
      As reported               $   .61    $  (.04)   $   .67
      Pro forma                 $   .60    $  (.06)   $   .64

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(K)  RELATED PARTY TRANSACTIONS

   Arcade had rig management agreements with Transocean Offshore Inc. (as successor to Sonat Offshore Drilling Inc.), a major shareholder of Arcade, for the operation and marketing of both of its drilling units. The management agreement for one of Arcade's drilling units expired in December 1995 and the other expired in October 1996, and a subsidiary of the Company now manages both drilling units. For the year ending December 31, 1996, Arcade paid to Transocean Offshore Inc. approximately $1.2 million for such management services. Additionally, for the year ended December 31, 1996, Arcade received from Transocean Offshore Inc. approximately $15.1 million pursuant to a bareboat charter agreement on one of the rigs.

   The former owners of a company acquired by the Company in 1992, who are also officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $.9 million for each of the years ended December 31, 1998, 1997 and 1996.

   A director and stockholder of the Company is a partner in a law firm which provided legal services to the Company and certain of its affiliated entities. Fees paid by the Company to this law firm were $.1 million, $.2 million and $.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.

   A director of the Company who provided consulting services to the Company received $.4 million in the year ended December 31, 1998.

   In June 1994, the Company entered into an agreement with Eilert-Olsen Investments, Inc. (Eilert-Olsen), to buy the equity interest of Eilert-Olsen for a nominal purchase price. In June 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $.9 million and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. The Company advanced $.9 million to Eilert-Olsen in June 1994 and has subsequently advanced approximately $.5 million to pay principal and interest due on this debt for each of the years ended December 31, 1998, 1997 and 1996. Due to the Company's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of the Company and, accordingly, the accounts and transactions between the Company and Eilert-Olsen have been eliminated in consolidation.

   In 1997 and 1996, the Company paid $.4 million and $.9 million respectively, to Bantam Services, Inc. under a contract pursuant to which Bantam is to supply, at cost, groceries and supplies to be used on certain of the Company's rigs. Bantam is entitled under the contract to bill third parties for meals and lodging supplied to their personnel on
such  rigs.   In  the  absence of such contract,  the  Company  would  be entitled to bill the third parties for the food and lodging provided. Bantam is owned by an officer of Falcon Workover Company, Inc., a wholly-owned subsidiary of the Company.

(L)  SEGMENT INFORMATION

   The Company's revenues are generated primarily from its marine drilling rigs. The Company's management has organized these rigs by general equipment types based on water depth capability. Any rig capable of drilling in water depths greater than 400 feet is considered deepwater. In addition, as a result of the purchase of Cliffs Drilling, the Company provides turnkey drilling services and land drilling operations both of which are included in the engineering services and land operations segment. The Company's development segment primarily consists of the Company's oil and gas activities that are currently being held for sale (see Note N).

   Operating income by segment for the years ended December 31, 1998, 1997 and 1996 is as follows (in millions):

                                           1998       1997       1996
                                         -------    -------    -------
Deepwater:
  Revenues                               $ 392.5    $ 349.3    $ 211.2
  Operating expenses                      (184.4)    (140.2)     (90.1)
  Cancellation of conversion projects     (118.3)        -          -
  Depreciation                             (45.7)     (38.6)     (22.4)
                                         -------    -------    -------
       Operating income                     44.1      170.5       98.7
                                         -------    -------    -------
Shallow water:
  Revenues                                 382.9      333.2      224.9
  Operating expenses                      (161.5)    (158.7)    (128.3)
  Depreciation                             (27.0)     (29.0)     (26.8)
                                         -------    -------    -------
       Operating income                    194.4      145.5       69.8
                                         -------    -------    -------
Inland water:
  Revenues                                 244.3      249.9      172.9
  Operating expenses                      (169.1)    (136.7)    (110.2)
  Depreciation                             (23.5)     (16.7)     (12.7)
                                         -------    -------    -------
       Operating income                     51.7       96.5       50.0
                                         -------    -------    -------
Engineering services and land operations:
  Revenues                                  12.5         -          -
  Operating expenses                       (10.5)        -          -
  Depreciation                               (.5)        -          -
                                         -------    -------    -------
       Operating income                      1.5         -          -
                                         -------    -------    -------
Development:
  Revenues                                    .4         .6         .6
  Operating expenses                       (22.0)    (130.2)      (2.9)
  Depreciation                               (.1)       (.1)        -
                                         -------    -------    -------
       Operating income                    (21.7)    (129.7)      (2.3)
                                         -------    -------    -------

Unallocated depreciation and
    amortization                             (.8)       (.3)       (.4)
Unallocated general and
    administrative                         (61.4)     (55.7)     (37.0)
Unallocated merger expenses                  8.0      (66.4)        -
                                         -------    -------    -------
  Operating income                       $ 215.8    $ 160.4    $ 178.8
                                         =======    =======    =======

   Total assets by segment at December 31, 1998, 1997 and 1996 were as follows (in millions):

                                          1998        1997        1996
                                       ---------   ---------   ---------
   Deepwater                           $ 2,078.6   $ 1,222.1   $   574.6
   Shallow water                         1,038.5       445.2       681.3
   Inland water                            251.2       228.0       106.9
   Engineering services and
     land operations                       156.9          -           -
   Development                              10.5          .5        51.0
   Corporate                               173.6        37.2        42.0
                                       ---------   ---------   ---------
        Total                          $ 3,709.3   $ 1,933.0   $ 1,455.8
                                       =========   =========   =========

   Geographic information about the Company's operations for the three years ended December 31, 1998 is as follows (in millions):

                                        1998         1997         1996
                                     ---------    ---------    ---------
   Operating revenues: (1)
     United States                   $   453.0    $   451.2    $   276.7
     Europe                              251.9        247.3        146.9
     West Africa                         126.5         69.9         25.5
     Southeast Asia                       83.4         82.4         59.0
     South America                        75.2         50.9         52.2
     Australia                            26.2         23.4         39.6
     Mediterranean-
         Middle East                      16.4          7.9          8.7
     Other Foreign                          -             -          1.0
     Corporate                              -             -           -
                                     ---------    ---------    ---------
       Total                         $ 1,032.6    $   933.0    $   609.6
                                     =========    =========    =========
   Identifiable assets:
     United States                   $ 1,112.4     $  828.4    $   458.5
     Europe                              922.4        535.2        402.2
     Southeast Asia                      659.3         92.7        133.4
     South America                       499.1        175.1        234.6
     West Africa                         242.2        190.3         47.0
     Mediterranean-
        Middle East                       76.3         52.2         14.0
     Australia                            24.0         21.9         47.9
     Other Foreign                          -            -          76.2
     Corporate                           173.6         37.2         42.0
                                     ---------    ---------    ---------
        Total                        $ 3,709.3    $ 1,933.0    $ 1,455.8
                                     =========    =========    =========

   (1) Revenues are shown by countries in which the Company's marine and drilling units operated.

   For the year ended December 31, 1998, revenues from one customer of $116.1 million, reported in the deepwater segment, accounted for 11.2% of the Company's total operating revenues. For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues. For the year ended
December 31, 1996, revenues from one customer of $70.6 million, $52.4 million reported in the deepwater segment, $15.0 million reported in the shallow water segment and $3.2 million reported in the inland water segment, accounted for 11.6% of the Company's total operating revenues.

(M)  EARNINGS PER SHARE

   Basic net income per common share is computed by dividing net income, after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic and assumes the exercise of outstanding stock options and the issuance of restricted stock both computed using the treasury stock method and the conversion of preferred stock if dilutive.

   The following table reconciles the numerators and denominators of the basic and diluted per common share computations for income from continuing operations before extraordinary loss for the three years ended December 31, 1998, 1997 and 1996 as follows (in millions except per share amounts):

                                              1998      1997      1996
                                            -------   -------   -------
   Numerator:
   Income from continuing operations
     before extraordinary loss              $  91.0   $  29.8   $ 106.7
   Dividends on preferred stock                  -         -       (3.6)
                                            -------   -------   -------
   Income from continuing operations
     before extraordinary loss - basic         91.0      29.8     103.1

   Effect of dilutive securities:
      Dividends on preferred stock               -         -        3.6
                                            -------   -------   -------
   Income from continuing operations
      before extraordinary loss - diluted   $  91.0   $  29.8   $ 106.7
                                            =======   =======   =======
   Denominator:
   Weighted average common shares
     outstanding - basic                      167.5     164.1     147.4
   Outstanding stock options and
     restricted stock                           1.3       2.1       2.7
   Convertible preferred stock                   -         -        7.6
                                            -------   -------   -------
   Weighted average common shares
     outstanding - diluted                    168.8     166.2     157.7
                                            =======   =======   =======
   Earnings per share:
   Income from continuing operations
     before extraordinary loss:
          Basic                             $   .54   $   .18   $   .70
          Diluted                           $   .54   $   .18   $   .67


(N)  DISCONTINUED OPERATIONS

   The Company, primarily through its wholly owned subsidiary Reading & Bates Development Co. ("Devco") and, to an insignificant extent through its wholly owned subsidiary Raptor Exploration Company, Inc., engages in oil and gas exploration activities. Devco engages primarily in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties. In March 1998, the Company decided to divest its oil and gas segment, and in the financial statements for the three years ended December 31, 1997, 1996 and 1995, the segment was accounted for as a discontinued operation. As of March 1999, the Company has not been able to divest this segment on terms it found acceptable and in accordance with generally accepted accounting principles the Company has reclassified its financial statements as if this segment had not been discontinued. The Company does not intend to engage in any material activities in this segment and still intends to divest this segment.

   In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. In 1997, Devco incurred dryhole costs of $65.1 million and asset impairment charges of $42.8 million. At December 31, 1998, none of the Company's oil and gas properties contained proved reserves and all such properties had been written off.

   Oil and gas assets held for sale at December 31, 1998 which consisted primarily of a receivable for the sale of an interest in an oil and gas property were $11.7 million and related liabilities totaled $4.7 million which consisted primarily of a payable for an interest in an oil and gas property. Oil and gas assets held for sale at December 31, 1997 which consisted primarily of oil and gas properties and receivables were $38.4 million and related liabilities totaled $44.2 million, including a $36.0 million reserve for estimated losses from operations until disposal. Such $36.0 million reserve was reversed in 1998 in accordance with the Company reclassifying the oil and gas segment as if it had not been discontinued. There were no revenues from the business held for sale during the years ended December 31, 1998, 1997, and 1996.

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

(O)  QUARTER FINANCIAL DATA (unaudited)

   The  following  summarized quarterly financial data has been  adjusted to reflect the recontinuance of the Company's oil and gas operations (see
Note N). Summarized quarterly financial data for the two years ended December 31, 1998, are as follows (in millions except for per share amounts):
                                                   Quarter
                                --------------------------------------------
                                 First    Second   Third   Fourth    Total
                                -------  -------  -------  -------  --------
1998:
----
Operating revenues              $ 279.4  $ 281.0  $ 243.5  $ 228.7  $ 1,032.6
Gross income (1)                $ 130.1  $ 126.3  $  77.3  $  53.7  $   387.4
Income (loss) from continuing
  operations before
  extraordinary loss (2)        $  61.5  $  59.9  $ (28.2) $  (2.2) $    91.0
Income from discontinued
  operations                    $   8.3  $    .5  $   7.7  $  19.5  $    36.0
Extraordinary loss (3)          $    -   $ (22.0) $    -   $  (2.2) $   (24.2)
Net income (loss)               $  69.8  $  38.4  $ (20.5) $  15.1  $   102.8
Net income (loss) per
  common share:
  Basic:
     Continuing operations      $   .37  $   .37  $  (.17) $  (.01) $     .54
     Discontinued operations        .05      -        .05      .11        .21
     Extraordinary loss             -       (.13)     -       (.01)      (.14)
                                -------  -------  -------  -------  ---------
          Net income (loss)     $   .42  $   .24  $  (.12) $   .09  $     .61
                                =======  =======  =======  =======  =========
  Diluted:
     Continuing operations      $   .37  $   .37  $  (.17) $  (.01) $     .54
     Discontinued operations        .05      -        .05      .11        .21
     Extraordinary loss             -       (.13)     -       (.01)      (.14)
                                -------  -------  -------  -------  ---------
          Net income (loss)     $   .42  $   .24  $  (.12) $   .09  $     .61
                                =======  =======  =======  =======  =========
1997:
----
Operating revenues              $ 203.2  $ 218.4  $ 244.7  $ 266.7  $   933.0
Gross income (1)                $  76.9  $  82.3  $  73.5  $  48.8  $   281.5
Income (loss) from
  continuing operations (4)     $  38.9  $  44.0  $  35.0  $ (88.1) $    29.8
Loss from discontinued
  operations                    $    -   $    -   $    -   $ (36.0) $   (36.0)
Net income (loss)               $  38.9  $  44.0  $  35.0  $(124.1) $    (6.2)
Net income (loss) per
  common share:
  Basic:
     Continuing operations      $   .24  $   .27  $   .21  $  (.54) $     .18
     Discontinued operations        -        -        -       (.21)      (.22)
                                -------  -------  -------  -------  ---------
           Net income (loss)    $   .24  $   .27  $   .21  $  (.75) $    (.04)
                                =======  =======  =======  =======  =========
  Diluted:
     Continuing operations      $   .24  $   .27  $   .21  $  (.54) $     .18
     Discontinued operations        -        -        -       (.21)      (.22)
                                -------  -------  -------  -------  ---------
           Net income (loss)    $   .24  $   .27  $   .21  $  (.75) $    (.04)
                                =======  =======  =======  =======  =========
___________________

 (1) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.
 (2) The third quarter of 1998 and the fourth quarter of 1998 include cancellation of conversion project expense of $85.8 million and $32.5 million, respectively.
 (3) The extraordinary losses incurred in the second and fourth quarters of 1998 are shown net of a tax benefit of $11.9 million and $1.1 million, respectively.
 (4) The fourth quarter of 1997 includes merger expenses of $66.4 million.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                            PART III

The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 19, 1999, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                            PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

  (a)Financial Statements and Exhibits

    1.Financial Statements:

      Report of Independent Public Accountants
      Consolidated Balance Sheet as of December 31, 1998 and 1997
      Consolidated  Statement of Operations for the years ended  December
         31, 1998, 1997 and 1996
      Consolidated  Statement of Cash Flows for the years ended  December
         31, 1998, 1997 and 1996
      Consolidated Statement of Stockholders' Equity for the years  ended
         December 31, 1998, 1997 and 1996
      Notes to Consolidated Financial Statements

    2.   Exhibits:

  2.1 - Agreement and Plan of Merger, dated July 10, 1997, among R&B Falcon, FDC Acquisition Corp., Reading & Bates Acquisition
            Corp.,  Falcon  and  R&B.   (Filed  as  Exhibit  2.1  to  R&B
            Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporated herein by reference.)

  2.2 - Agreement and Plan of Merger, dated August 21, 1998 by and among Cliffs Drilling Company, R&B Falcon Corporation and RBF Cliffs Drilling Acquisition Corp. (Filed as Exhibit 2 to R&B Falcon's Registration Statement No. 333-63471 on Form S-4 dated September 15, 1998 and incorporated herein by reference.)

  3.1    -  Amended  and  Restated  Certificate of  Incorporation  of  R&B
            Falcon. (Filed as Exhibit 3.1 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  3.2    -  Amended   and  Restated  Bylaws  of  R&B  Falcon.  (Filed   as
            Exhibit  3.2 to R&B Falcon's Annual Report on Form  10-K  for
            1997 and incorporated herein by reference.)

  4.1    -  Form  of  R&B  Falcon's Common Stock Certificate.   (Filed  as
            Exhibit  4.1 to R&B Falcon's Annual Report on Form  10-K  for
            1997 and incorporated herein by reference.)

  4.2    -  Rights  Agreement  dated as of December 23, 1997  between  R&B
            Falcon   and  American  Stock  Transfer  and  Trust  Company.
            (Filed as Exhibit 4.2 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  4.3    -  Registration  Rights  Agreement dated January  1,  1998  among
            the   Company  and  the  Stockholders  of  BSI  Workover  and
            Drilling,  Inc.   (Filed  as  Exhibit  4.1  to  R&B  Falcon's
            Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  4.4 - Registration Rights Agreement dated as of April 8, 1998 among R&B Falcon Corporation and Credit Suisse First Boston,
            Chase   Securities,  Inc.,  Donaldson,  Lufkin   &   Jenrette
            Securities  Corporation  and  Morgan  Stanley  Dean   Witter.
            (Filed  as Exhibit 4.2 to R&B Falcon's Registration Statement
            No.   333-56821  on  Form  S-4  dated  June  15,   1998   and
            incorporated herein by reference.)

  4.5 - Registration Rights Agreement dated July 1, 1998 by and between R&B Falcon Corporation, Kenneth Stage, T. George
            Delsa, Vial J. LeBlanc and Dr. William T. Barfield. (Filed as Exhibit 4 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

  4.6    -  Registration  Rights Agreement dated December 17,  1998  among
            R&B   Falcon   Corporation,  Credit   Suisse   First   Boston
            Corporation, Nations Banc Montgomery Securities LLC, and Paribas Corporation.

  4.7    -  Indenture   relating   to   R&B's   8%   Senior   Subordinated
            Convertible Debentures due 1998 dated as of August 29,  1989, between  R&B  and  IBJ  Schroder Bank  &  Trust  Company,  as
            Trustee.   (Filed  as Exhibit 4.1 to R&B's Annual  Report  on
            Form 10-K for 1989 and incorporated herein by reference.)

  4.8    -  Form  of  R&B's registered 8% Senior Subordinated  Convertible
            Debentures  due  1998.   (Filed  as  Exhibit  4.2  to   R&B's
            Registration   No.  33-28580  and  incorporated   herein   by
            reference.)

  4.9    -  Form  of  R&B's  bearer  8%  Senior  Subordinated  Convertible
            Debentures  due  1998.   (Filed  as  Exhibit  4.3  to   R&B's
            Registration   No.  33-28580  and  incorporated   herein   by
            reference.)

  4.10   -  First  Supplemental  Indenture dated as of December  23,  1997 among the Company, R&B and IBJ Schroder Bank & Trust Company. (Filed as Exhibit 4.6 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  4.11 - Indenture dated as of January 15, 1994, between Falcon and Texas Commerce Bank National Association, including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

  4.12 - Supplemental Indenture dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc., became a Guarantor. (Filed as an exhibit to Falcon's Registration Statement on
            Form   S-4,   Amendment  No.1,  filed  on  June   30,   1994,
            Registration   No.  33-78360  and  incorporated   herein   by
            reference.)

  4.13   -  Supplemental  Indenture dated as of June  28,  1994,  pursuant
            to   which  Raptor  Exploration  Company,  Inc.  and   FALRIG
            Offshore (USA), L.P., and FALRIG Offshore Partners became Guarantors. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, Amendment No.1, filed on June 30, 1994, Registration No. 33-78360 and incorporated herein by reference.)

  4.14   -  Supplemental  Indenture  dated  as  of  December   30,   1994,
            pursuant  to  which  Falcon  Inland,  Inc.,  Falcon  Services
            Company,   Inc.   and  FALRIG  de  Venezuela,   Inc.   became
            Guarantors. (Filed as an exhibit to Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

  4.15 - Joinder Agreement dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc. became a Guarantor. (Filed as an exhibit to Falcon's Registration Statement of
            Form   S-1,  Amendment  No.  3,  filed  on  July  19,   1995,
            Registration   No.  33-84582  and  incorporated   herein   by
            reference.)

  4.16 - Joinder Agreement dated as of June 28, 1994, pursuant to which Raptor Exploration Company, Inc., FALRIG Offshore
            (USA), L.P., and FALRIG Offshore partners became Guarantors. (Filed as an exhibit to Falcon's Registration Statement of
            Form   S-1,  Amendment  No.  3,  filed  on  July  19,   1995,
            Registration   No.  33-84582  and  incorporated   herein   by
            reference.)

  4.17 - Joinder Agreement dated as of December 30, 1994, pursuant to which Falcon Inland, Inc., Falcon Services Company, Inc. and FALRIG de Venezuela, Inc. became Guarantors. (Filed as an exhibit to Falcon's Registration Statement of Form S-1, Amendment No. 3, filed on July 19, 1995, Registration No. 33-84582 and incorporated herein by reference.)

  4.18 - Joinder Agreement dated as of March 1, 1996, pursuant to which Falcon Atlantic, Ltd., Falcon Drilling do Brasil, Ltda., Falcon Drilling de Venezuela, Inc. and perforaciones FALRIG de Venezuela, C.A. became Guarantors. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year
            ended   December   31,  1995  and  incorporated   herein   by
            reference.)

  4.19 - Indenture dated as of March 1, 1996, between Falcon and Bank One, Texas, N. A., including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on March 8, 1996, Registration No. 333-2114 and incorporated herein by reference.)

  4.20 - Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as Issuer, and Chase Bank of Texas, National Association, as Trustee, with respect to Series A and Series B of each of $250,000,000 6.5% Senior Notes due 2003, $350,000,000 6.75% Senior Notes due 2005, $250,000,000 6.95%
            Senior Notes due 2008, and $250,000,000 7 3/8% Senior Notes due 2018. (Filed as Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998 and incorporated herein by reference.)

  4.21 - Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as Issuer and Chase Bank of Texas, National Association, as Trustee, with respect to $400,000,000 Series A and Series B 9 1/8% Senior notes due 2003, and 9 1/2% Senior Notes due 2008.

            Falcon hereby agrees to furnish to the Commission upon its request any instrument defining the rights of holders of long-term debt of Falcon and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt not being registered which does not exceed 10% of the total assets of Falcon and its subsidiaries on a consolidated basis.

  9.1    -  Voting   Trust  Agreement  dated  as  of  November  12,  1991,
            between   Lydia  Richardson  and  Linda  Webster  as   common
            stockholders and Steven A. Webster as voting trustee. (Filed as an exhibit to Falcon's Registration Statement on Form S-
            4, filed on April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

  9.2 - Amendment to Voting Trust Agreement dated as of November 1, 1995. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  9.3    -  Voting   Trust  Agreement  dated  as  of  November  21,  1989,
            between   Lydia  Richardson  and  Linda  Webster  as   common
            stockholders and Steven A. Webster as voting trustee. (Filed as an exhibit to Falcon's Registration Statement on Form S-
            1,  Amendment  No.2, filed on July 6, 1995, Registration  No.
            33-84582 and incorporated herein by reference.)

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

  10.3*  -  1995   Long-Term   Incentive   Plan   of   Reading   &   Bates
            Corporation. (Filed as Exhibit 99.A to R&B's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

  10.4*  -  1995   Director   Stock  Option  Plan  of  Reading   &   Bates
            Corporation. (Filed as Exhibit 99.B to R&B's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

  10.5*  -  1996  Director Restricted Stock Award Plan of Reading &  Bates
            Corporation. (Filed as Exhibit 99.B to R&B's Proxy Statement dated March 28, 1997 and incorporated herein by reference.)

  10.6*  -  1997   Long-Term   Incentive   Plan   of   Reading   &   Bates
            Corporation.  (Filed  as  Exhibit  99.A  to  R  &  B's  Proxy
            Statement dated March 18, 1997 and incorporated herein by reference.)

  10.7*  -  1992  Stock  Option Plan of Falcon. (Filed as  an  exhibit  to
            Falcon's Registration Statement on Form S-4, filed on April 29, 1994, Registration No. 33-78369 and incorporated herein by reference.)

  10.8*  -  1994  Stock  Option Plan of Falcon. (Filed as  an  exhibit  to
            Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

  10.9*  -  1995  Stock  Option Plan of Falcon. (Filed as  an  exhibit  to
            Falcon's Annual Report on form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

  10.10* -  1998   Employee  Long-Term  Incentive  Plan  of   R&B   Falcon
            Corporation.  (Filed as Exhibit 99.A to the  Company's  Proxy
            Statement   dated   April   23,1998   and   incorporated   by
            reference.)

  10.11* -  1998   Director  Long-Term  Incentive  Plan  of   R&B   Falcon
            Corporation.  (Filed as Exhibit 99.B to the  Company's  Proxy
            Statement   dated   April   23,1998   and   incorporated   by
            reference.)

  10.12* -  Cliffs  Drilling Company 1988 Incentive Equity  Plan.   (Filed
            as Exhibit 10.8 to Cliffs Drilling Registration Statement on Form S-1, Registration No. 33-23508 and incorporated herein by reference.)

  10.13* - Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company 1988 Incentive Equity Plan (Filed as Exhibit 10.7.1 to Cliffs Drilling Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.14* - Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company 1988 Incentive Equity Plan (Filed as Exhibit 10.7.2 to Cliffs Drilling Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.15* - Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling Company 1988 Incentive Equity Plan (Filed as Exhibit 10.7.3 to Cliffs Drilling Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.16* - Cliffs Drilling Company 1998 Incentive Equity Plan. (Filed under Cliffs Drilling Proxy Statement dated April 8, 1998 and incorporated herein by reference.)

  10.17* - Stock Option Agreement dated as of February 7, 1995 between A.L. Chavkin and R&B. (Filed as Exhibit 10.40 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.18* - Stock Option Agreement dated as of February 7, 1995 between Willem Cordia and R&B. (Filed as Exhibit 10.41 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.19* - Stock Option Agreement dated as of February 7, 1995 between C.A. Donabedian and R&B. (Filed as Exhibit 10.42 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.20* -  Stock  Option  Agreement dated as of February 7, 1995  between
            Ted  Kalborg  and  R&B.   (Filed as Exhibit  10.43  to  R&B's
            Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.21* -  Stock  Option  Agreement dated as of February 7, 1995  between
            J.W.  McLean  and  R&B.   (Filed as Exhibit  10.44  to  R&B's
            Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.22* - Stock Option Agreement dated as of February 7, 1995 between R.L. Sandmeyer and R&B. (Filed as Exhibit 10.45 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.23* - Stock Option Agreement dated as of February 7, 1995 between S.A. Webster and R&B. (Filed as Exhibit 10.46 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.24* - Stock Option Agreement dated as of April 19, 1995 between M.A.E. Lacqueur and R&B. (Filed as Exhibit 10.47 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.25* - Stock Option Agreement with respect to the 1995 Long-Term Incentive Plan dated February 6, 1996 between R&B and Paul
            B. Loyd, Jr. (Filed as Exhibit 10.48 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.26* -  Amendment  No.  1,  dated  as of December  3,  1996  to  Stock
            Option   Agreement  with  respect  to  the   1995   Long-Term
            Incentive  Plan between R&B and Paul B. Loyd, Jr.  (Filed  as
            Exhibit 10.22 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.27* - Stock Option Agreement with respect to the 1992 Long-Term Incentive Plan dated February 6, 1996 between R&B and Paul
            B. Loyd, Jr. (Filed as Exhibit 10.49 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

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

  10.30* -  Amendment  No.  1,  dated  as  of  October  1,  1993,  to  the
            Employment Agreement dated as of November 1, 1991 between R&B and T.W. Nagle. (Filed as Exhibit 10.24 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.31* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Tim W. Nagle. (Filed as Exhibit 10.9 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.32* - Employment Agreement dated as of November 1, 1991 between R&B and C. R. Ofner. (Filed as Exhibit 10.36 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

  10.33* -  Amendment  No.  1,  dated  as  of  October  1,  1993,  to  the
            Employment Agreement dated as of November 1, 1991 between R&B and C. R. Ofner. (Filed as Exhibit 10.24 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.34* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Charles R. Ofner. (Filed as Exhibit 10.12 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.35* - Employment Agreement dated as of November 1, 1991 between R&B and D. L. McIntire. (Filed as Exhibit 10.37 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

  10.36* -  Amendment  No.  1,  dated  as  of  October  1,  1993,  to  the
            Employment Agreement dated as of November 1, 1991 between R&B and D. L. McIntire. (Filed as Exhibit 10.28 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.37* - Employment Agreement dated as of November 1, 1991 between R&B and W. K. Hillin. (Filed as Exhibit 10.38 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

  10.38* -  Amendment  No.  1,  dated  as  of  October  1,  1993,  to  the
            Employment Agreement dated as of November 1, 1991 between R&B and W. K. Hillin. (Filed as Exhibit 10.30 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.39* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Wayne K. Hillin. (Filed as Exhibit 10.10 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.40* -  Employment  Agreement dated as of January 1, 1992 between  R&B
            and   Paul   B.  Loyd,  Jr.   (Filed  as  Exhibit  10.42   to
            Registration   No.  33-51120  and  incorporated   herein   by
            reference.)

  10.41* - Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between R&B and Paul B. Loyd, Jr. (Filed as Exhibit 10.32 to R&B's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

  10.42* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Paul B. Loyd, Jr. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.43* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Steve A. Webster. (Filed as Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.44* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Andrew Bakonyi. (Filed as Exhibit 10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.45* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Bernie Stewart. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.46* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Robert F. Fulton. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.47* -  Employment   Agreement  dated  March  25,  1998  between   the
            Company and Leighton E. Moss. (Filed as Exhibit 10.11 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.48* - Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between T. W. Nagle and R&B. (Filed as Exhibit 10.42 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.49* - Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between C. R. Ofner and R&B. (Filed as Exhibit 10.43 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.50* - Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between D. L. McIntire and R&B. (Filed as Exhibit 10.44 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.51* - Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between W. K. Hillin and R&B. (Filed as Exhibit 10.45 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.52* - Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between
            A. L. Chavkin and R&B. (Filed as Exhibit 10.46 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.53* - Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between
            C. A. Donabedian and R&B. (Filed as Exhibit 10.47 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.54* - Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between
            M. A. E. Laqueur and R&B. (Filed as Exhibit 10.49 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.55* - Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between
            R. L. Sandmeyer and R&B. (Filed as Exhibit 10.51 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.56* -  Restricted  Stock  Award  Agreement  dated  December  3,  1996 under the 1995 Long-Term Incentive Plan between Paul B. Loyd, Jr. and R&B. (Filed as Exhibit 10.52 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.57* - Stock Option Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between T. W. Nagle and R&B. (Filed as Exhibit 10.53 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.58* - Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between C. R. Ofner and R&B. (Filed as Exhibit 10.54 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.59* - Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between D. L. McIntire and R&B. (Filed as Exhibit 10.55 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.60* - Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between W. K. Hillin and R&B. (Filed as Exhibit 10.56 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.61* - Stock Option Agreement dated as of April 24, 1997 between R&B and P.B. Loyd, Jr. under R&B's 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.53 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.62* - Stock Option Agreement dated as of April 24, 1997 between R&B and T. W. Nagle under R&B's 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.54 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.63* - Stock Option Agreement dated as of April 24, 1997 between R&B and C. R. Ofner under R&B's 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.55 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.64* - Stock Option Agreement dated as of April 24, 1997 between R&B and D.L. McIntire under R&B's 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.56 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.65* - Stock Option Agreement dated as of April 24, 1997 between R&B and W. K. Hillin under R&B's 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.57 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.66* - Stock Option Agreement dated as of April 24, 1997 between R&B and W.K. Hillin under R&B's 1997 Long-Term Incentive Plan. (Filed as Exhibit 10.58 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.67* - Amended and Restated Stock Option Agreement dated as of February 16, 1995 between Falcon and Robert F. Fulton. (Filed as Exhibit 10.59 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.68* -  Amended  and  Restated  Stock Option  Agreement  dated  as  of
            January 23, 1996 between Falcon and Steven A. Webster. (Filed as Exhibit 10.60 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.69* - Stock Option Agreement dated as of April 15, 1996 between Falcon and Bernie W. Stewart. (Filed as Exhibit 10.61 to R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.70* - Rescission Agreement dated August 5, 1997 between R&B and P.B. Loyd, Jr. (Filed as Exhibit 10.62 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.71* -  Rescission Agreement dated August 5, 1997 between R&B  and  T.
            W. Nagle. (Filed as Exhibit 10.63 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.72* -  Rescission Agreement dated August 5, 1997 between R&B  and  C.
            R. Ofner. (Filed as Exhibit 10.64 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.73* -  Rescission Agreement dated August 5, 1997 between R&B  and  D.
            L. McIntire. (Filed as Exhibit 10.65 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.74* -  Rescission Agreement dated August 5, 1997 between R&B  and  W.
            K. Hillin. (Filed as Exhibit 10.66 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.75* - Stock Option Agreement dated February 11, 1999 between R&B Falcon Corporation and Paul B. Loyd, Jr. under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan.

  10.76* - Stock Option Agreement dated February 11, 1999 between R&B Falcon Corporation and Steven A. Webster under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan.

  10.77* -  Stock  Option  Agreement dated February 11, 1999  between  R&B
            Falcon   Corporation  and  T.  W.  Nagle  under  R&B   Falcon
            Corporation 1998 Employee Long-Term Incentive Plan.

  10.78* - Stock Option Agreement dated February 11, 1999 between R&B Falcon Corporation and Robert F. Fulton under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan.

  10.79* - Stock Option Agreement dated February 11, 1999 between R&B Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan.

  10.80* - Stock Option Agreement dated February 11, 1999 between R&B Falcon Corporation and Bernie Stewart under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan.

  10.81* -  Stock  Option  Agreement dated February 11, 1999  between  R&B
            Falcon   Corporation  and  W.  K.  Hillin  under  R&B  Falcon
            Corporation 1998 Employee Long-Term Incentive Plan.

  10.82* -  Stock  Option  Agreement dated February 11, 1999  between  R&B
            Falcon   Corporation  and  L.  E.  Moss  under   R&B   Falcon
            Corporation 1998 Employee Long-Term Incentive Plan.

  10.83* -  Stock  Option  Agreement dated February 11, 1999  between  R&B
            Falcon   Corporation  and  C.  R.  Ofner  under  R&B   Falcon
            Corporation 1998 Employee Long-Term Incentive Plan.

  10.84* - Affiliate Agreement effective December 31, 1997 between R&B and P. B. Loyd, Jr. (Filed as Exhibit 10.67 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.85* - Affiliate Agreement effective December 31, 1997 between R&B and A. L. Chavkin. (Filed as Exhibit 10.68 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.86* - Affiliate Agreement effective December 31, 1997 between R&B and C. A. Donabedian. (Filed as Exhibit 10.69 to R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.87* - Affiliate Agreement effective December 31, 1997 between R&B and M. A. E. Laqueur. (Filed as Exhibit 10.70 to R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.88* - Affiliate Agreement effective December 31, 1997 between R&B and R. L. Sandmeyer. (Filed as Exhibit 10.71 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.89* - Affiliate Agreement effective December 31, 1997 between R&B and T. W. Nagle. (Filed as Exhibit 10.72 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.90* - Affiliate Agreement effective December 31, 1997 between R&B and C. R. Ofner. (Filed as Exhibit 10.73 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.91* - Affiliate Agreement effective December 31, 1997 between R&B and D. L. McIntire. (Filed as Exhibit 10.74 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.92* - Affiliate Agreement effective December 31, 1997 between R&B and W. K. Hillin. (Filed as Exhibit 10.75 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.93* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon and Steven A. Webster. (Filed as Exhibit 10.76 to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.94* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon and Bernie W. Stewart. (Filed as Exhibit 10.77 to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.95* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon  and Robert F. Fulton. (Filed as Exhibit 10.78 to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.96* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon  and Leighton E. Moss. (Filed as Exhibit 10.79 to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.97* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon    and   Rodney   W.   Meisetschlaeger.   (Filed    as
            Exhibit 10.80 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.98* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon  and Steven R. Meheen. (Filed as Exhibit 10.81 to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.99* -  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon and Douglas A.P. Hamilton. (Filed as Exhibit 10.82 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.100*-  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon  and  Michael Porter. (Filed as Exhibit 10.83  to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.101*-  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon and William R. Ziegler. (Filed as Exhibit 10.84 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.102*-  Affiliate  Agreement  effective  December  31,  1997   between
            Falcon  and  Don P. Rodney. (Filed as Exhibit  10.85  to  R&B
            Falcon's   Annual   Report  on  Form  10-K   for   1997   and
            incorporated herein by reference.)

  10.103 - Reading & Bates Stock Option Agreement dated as of July 10, 1997 between R&B and Falcon. (Filed as Annex E to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporated herein by reference.)

  10.104 - Falcon Stock Option Agreement dated as of July 10, 1997 between Falcon and R&B. (Filed as Annex D to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997 and incorporate herein by reference.)

  10.105 -  Agreement  dated  as  of  August 31, 1991  among  R&B,  Arcade
            Shipping  AS  and  Sonat Offshore Drilling  Inc.   (Filed  as
            Exhibit 10.40 to R&B's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

  10.106 -  Facility  Agreement  dated February 21,  1991  between  Arcade
            Drilling  AS,  Chase  Investment  Bank  Limited,  The   Chase
            Manhattan Bank, N.A. and others.  (Filed as Exhibit 10.51  to
            Registration   No.  33-51120  and  incorporated   herein   by
            reference.)

  10.107 - Amendment Agreement dated November 30, 1995 to Facility Agreement dated February 21, 1991 between Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit 10.71 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.108 -  Second   Amendment  Agreement  dated  October,  1996   between
            Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit 10.60 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.109 -  Agreement  for  the  sale  and  purchase  of  Semi-Submersible
            Emergency Support Vessel Iolair dated September 8, 1995 between BP Exploration Operating Company Limited and Reading & Bates (Caledonia) Limited, a subsidiary of R&B. (Filed as
            Exhibit 10.3 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.110 - Mortgage of a Ship dated September 8, 1995 between Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and BP
            Exploration  Operating Company Limited.   (Filed  as  Exhibit
            10.4 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.111 - Mortgage of a Ship dated September 8, 1995 between Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and Britoil
            plc.   (Filed  as Exhibit 10.5 to R&B's Quarterly  Report  on
            Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.112 - Deed of Covenant dated September 8, 1995 between Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and BP
            Exploration  Operating Company Limited.   (Filed  as  Exhibit
            10.6 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.113 - Deed of Covenant dated September 8, 1995 between Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and Britoil Public Limited Company. (Filed as Exhibit 10.7 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.114 -  Performance  Guarantee  dated September  8,  1995  by  R&B  in
            favour  of BP Exploration Operating Company Limited.   (Filed
            as  Exhibit 10.8 to R&B's Quarterly Report on Form  10-Q  for
            the  Third  Quarter  of  1995  and  incorporated  herein   by
            reference.)

  10.115 - Performance Guarantee dated September 8, 1995 by R&B in favour of Britoil plc. (Filed as Exhibit 10.9 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.116 -  Initial  Services  Agreement dated September 8,  1995  between
            Britoil   Public   Limited  Company  and  Reading   &   Bates
            (Caledonia) Limited, a subsidiary of R&B.  (Filed as  Exhibit
            10.10 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.117 - Heads of Agreement for the provision of Vessel Services dated September 8, 1995 between Britoil Public Limited Company, Reading & Bates (Caledonia) Limited, a subsidiary of R&B, and R&B. (Filed as Exhibit 10.11 to R&B's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

  10.118 - Credit Agreement dated as of April 30, 1996 among R&B, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as
            agent.   (Filed  as Exhibit 10.85 to R&B's Annual  Report  on
            Form 10-K for 1996 and incorporated herein by reference.)

  10.119 - Security Agreement dated as of April 30, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.86
            to   R&B's   Annual  Report  on  Form  10-K  for   1996   and
            incorporated herein by reference.)

  10.120 - Subsidiary Guaranty dated as of April 30, 1996 by Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., and
            Reading  and  Bates  Borneo Drilling  Co.,  Ltd.   (Filed  as
            Exhibit 10.87 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.121 - First Preferred Mortgage on the D. R. Stewart dated April 30, 1996 between Reading & Bates Exploration Co. in favor of
            Wilmington  Trust  Company, as trustee.   (Filed  as  Exhibit
            10.88 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.122 -  First  Preferred  Mortgage on the Jack Bates dated  April  30,
            1996  between  Reading  &  Bates Drilling  Co.  in  favor  of
            Wilmington  Trust  Company, as trustee.   (Filed  as  Exhibit
            10.89 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.123 -  First  Preferred  Mortgage on the W. D. Kent dated  April  30,
            1996  between  Reading & Bates Exploration Co.  in  favor  of
            Wilmington  Trust  Company, as trustee.   (Filed  as  Exhibit
            10.90 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.124 - Indenture of First Naval Mortgage on the Charley Graves dated April 30, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.91 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.125 - First Priority Mortgage on the Ron Tappmeyer dated April 30, 1996 between Reading & Bates (A) Pty. Ltd. and Christiana
            Bank  og Kreditkasse, New York Branch, as mortgagee.   (Filed
            as Exhibit 10.92 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.126 - Deed of Covenant on the J. W. McLean dated April 30, 1996 between Reading & Bates Drilling Co. and Christiana Bank og
            Kreditkasse,  New  York  Branch,  as  mortgagee.   (Filed  as
            Exhibit 10.93 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.127 - Indenture of Trust dated as of April 30, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., and
            Wilmington  Trust  Company, as trustee.   (Filed  as  Exhibit
            10.94 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.128 - Collateral Assignment of Insurance dated April 30, 1996 with respect to the Jack Bates between Reading & Bates Drilling
            Co.  and  Wilmington  Trust Company, as trustee.   (Filed  as
            Exhibit 10.95 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.129 - Collateral Assignment of Insurance dated April 30, 1996 with respect to the D. R. Stewart between Reading & Bates
            Exploration Co. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.96 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.130 -  Collateral  Assignment of Insurance dated April 30, 1996  with
            respect   to  the  W.  D.  Kent  between  Reading   &   Bates
            Exploration Co. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.97 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.131 - Collateral Assignment of Insurance dated April 30, 1996 with respect to the Charley Graves between Reading and Bates
            Borneo   Drilling   Co.,   Ltd.  and   Christiana   Bank   og
            Kreditkasse,  New York Branch, as agent.  (Filed  as  Exhibit
            10.98 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.132 - Collateral Assignment of Insurance dated April 30, 1996 with respect to the Ron Tappmeyer between Reading and Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.99 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.133 - Collateral Assignment of Insurance dated April 30, 1996 with respect to the J. W. McLean between Reading and Bates Borneo Drilling Co., Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.100 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.134 -  First  Amendment dated as of July 9, 1996 to Credit  Agreement dated as of April 30, 1996 among R&B, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as
            Exhibit 10.101 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.135 - Subsidiary Assumption Agreement dated as of July 9, 1996 by RB Drilling Co. and HRB Rig Corporation. (Filed as Exhibit
            10.102 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.136 - Indenture of First Naval Mortgage on the J. W. McLean dated July 9, 1996 by Reading & Bates Drilling Co. in favor of
            Christiana   Bank  og  Kreditkasse,  New  York   Branch,   as
            mortgagee. (Filed as Exhibit 10.103 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.137 - First Preferred Mortgage on the Harvey H. Ward dated July 9, 1996 by HRB Rig Corporation in favor of Wilmington Trust
            Company,  as  trustee.   (Filed as Exhibit  10.104  to  R&B's
            Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.138 - Amendment No. 1 to Indenture of First Naval Mortgage on the Charley Graves dated July 9, 1996 by Reading and Bates Borneo Drilling Co., Ltd. in favor of Christiana Bank og
            Kreditkasse,  New  York  Branch,  as  mortgagee.   (Filed  as
            Exhibit 10.105 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.139 - Amendment to First Preferred Mortgage on the Jack Bates dated July 9, 1996 by Reading & Bates Drilling Co. in favor of Wilmington Trust Company, as trustee. (Filed as Exhibit
            10.106 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.140 - Amendment to First Preferred Mortgage on the D. R. Stewart dated July 9, 1996 by Reading & Bates Exploration Co. in favor  of  Wilmington Trust Company, as  trustee.  (Filed  as
            Exhibit 10.107 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.141 - Amendment to First Preferred Mortgage on the W. D. Kent dated July 9, 1996 by Reading & Bates Exploration Co. in favor  of  Wilmington Trust Company, as  trustee.  (Filed  as
            Exhibit 10.108 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.142 - Collateral Assignment of Insurance dated July 9, 1996 with respect to the Harvey H. Ward between HRB Rig Corporation and Wilmington Trust Company, as trustee. (Filed as Exhibit
            10.109 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.143 - Collateral Assignment of Insurance dated July 9, 1996 with respect to the Rig 41 between RB Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as
            Exhibit 10.110 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.144 - Amended and Restated Indenture of Trust dated as of July 9, 1996 among Reading & Bates Drilling Co., Reading & Bates
            Exploration  Co.,  HRB Rig Corporation and  Wilmington  Trust
            Company, as trustee. (Filed as Exhibit 10.111 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.145 - Second Amendment dated as of August 30, 1996 to Credit Agreement dated as of April 30, 1996 among R&B, Reading &
            Bates   Drilling  Co.,  certain  lending  institutions  named
            therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.112 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.146 - Subsidiary Assumption Agreement dated as of August 30, 1996 by Reading & Bates Development Co. (Filed as Exhibit 10.113
            to   R&B's   Annual  Report  on  Form  10-K  for   1996   and
            incorporated herein by reference.)

  10.147 - Subsidiary Guaranty dated as of August 30, 1996 by Reading & Bates Development Co. (Filed as Exhibit 10.114 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.148 -  Indenture  of  First Naval Mortgage on Seillean  dated  August
            30,  1996  by  Reading & Bates Development Co.  in  favor  of
            Christiana   Bank  og  Kreditkasse,  New  York   Branch,   as
            mortgagee. (Filed as Exhibit 10.115 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.149 -  Collateral  Assignment  of Insurance  dated  August  30,  1996
            with   respect  to  the  Seillean  between  Reading  &  Bates
            Development Co. and Christiana Bank og Kreditkasse, New York Branch, as agent. (Filed as Exhibit 10.116 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.150 - Credit Agreement dated as of November 13, 1996 among R&B, Reading & Bates Drilling Co., certain lending institutions named therein, Banque Indosuez, as documentation agent, Credit Lyonnais New York Branch, as documentation agent, and
            Christiana   Bank  og  Kreditkasse,  New  York   Branch,   as
            administrative agent, arranger and security trustee. (Filed as Exhibit 10.117 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.151 - Security Agreement dated as of November 13, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates Offshore, Limited, HRB Rig Corporation, Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.118
            to   R&B's   Annual  Report  on  Form  10-K  for   1996   and
            incorporated herein by reference.)

  10.152 - Subsidiary Guaranty dated as of November 13, 1996 by Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd., Reading & Bates Offshore, Limited and HRB Rig Corporation. (Filed as Exhibit
            10.119 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.153 - First Preferred Mortgage on the D. R. Stewart dated November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee. (Filed as Exhibit 10.120 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.154 - First Preferred Mortgage on the Jack Bates dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee. (Filed as Exhibit 10.121 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.155 - First Preferred Mortgage on the W. D. Kent dated November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.122 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.156 - First Preferred Mortgage on the Randolph Yost dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.123 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.157 - First Preferred Mortgage on the George H. Galloway dated November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.124 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.158 - First Preferred Mortgage on the F. G. McClintock dated November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.125 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.159 - First Preferred Mortgage on the J. T. Angel dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.126 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.160 -  First   Preferred  Mortgage  on  the  Roger  W.  Mowell  dated
            November  13,  1996 between Reading & Bates Drilling  Co.  in
            favor   of   Christiana  Bank  og  Kreditkasse,  as  security
            trustee. (Filed as Exhibit 10.127 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.161 -  First   Preferred  Mortgage  on  the  Harvey  H.  Ward   dated
            November 13, 1996 between HRB Rig Corporation in favor of Christiana Bank og Kreditkasse, as security trustee. (Filed as Exhibit 10.128 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.162 - Indenture of First Naval Mortgage on the Charley Graves dated November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.129 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.163 - Indenture of First Naval Mortgage on the J. W. McLean dated November 13, 1996 between Reading & Bates Drilling Co. and
            Christiana   Bank  og  Kreditkasse,  New  York   Branch,   as
            mortgagee. (Filed as Exhibit 10.130 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.164 - Indenture of First Naval Mortgage on the Rig 41 dated November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee. (Filed as Exhibit 10.131 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.165 -  First  Priority  Mortgage on the Ron Tappmeyer dated  November
            13,   1996  between  Reading  &  Bates  (A)  Pty.  Ltd.   and
            Christiana   Bank  og  Kreditkasse,  New  York   Branch,   as
            mortgagee. (Filed as Exhibit 10.132 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.166 - Pledge Agreement dated as of November 13, 1996 between R&B and Christiana Bank og Kreditkasse, New York Branch, as collateral agent. (Filed as Exhibit 10.133 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.167 - Amended and Restated Credit Agreement dated as of November 13, 1996 and amended and restated as of July 3, 1997 among
            R&B,   Reading   &   Bates  Drilling  Co.,  certain   lending
            institutions named therein, Credit Agricole Indosuez, as documentation agent, Credit Lyonnais New York Branch, as documentation agent, and Christiana Bank og Kreditkasse, New York Branch, as administrative agent, arranger and security trustee. (Filed as Exhibit 10.150 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.168 - Letter of Credit Agreement dated as of December 30, 1996 between R&B, Reading & Bates Drilling Co., and Christiana Bank og Kreditkasse, New York Branch. (Filed as Exhibit
            10.134 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.169 - First Amendment to Letter of Credit Agreement, dated April 24, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1998 and incorporated herein by reference.)

  10.170 -  Second   Amendment  to  Letter  of  Credit  Agreement,   dated
            October 22, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996.

  10.171 - Third Amendment to Letter of Credit Agreement, dated October 22, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996.

  10.172 -  Fourth   Amendment  to  Letter  of  Credit  Agreement,   dated
            January 21, 1999, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996.

  10.173 -  Fifth   Amendment   to  Letter  of  Credit  Agreement,   dated
            February 22, 1999, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996.

  10.174 - Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of R&B, and Deep Sea
            Investors, L.L.C.   (Filed as Exhibit 10.110 to R&B's  Annual
            Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.175 - Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates
            Drilling  Co.,  a  subsidiary of  R&B.    (Filed  as  Exhibit
            10.111 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.176 - Amended and Restated Bareboat Charter dated July 23, 1997 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B.

  10.177 - Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B.

  10.178 - Purchase and Sale Agreement dated October 18, 1995 between Enserch Exploration, Inc. and Reading & Bates Development
            Co.,  a  subsidiary  of R&B.   (Filed as  Exhibit  10.112  to
            R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.179 - Operating Agreement made effective as of May 1, 1995 among Enserch Exploration, Inc., Mobil Oil Corporation, Mobil Oil exploration & Producing Southeast Inc. and Reading & Bates
            Development  Co.,  a subsidiary of R&B.   (Filed  as  Exhibit
            10.125 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

  10.180 - Participation Agreement dated December 4, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.152 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.181 - Joint Venture Agreement dated December 16, 1996 among Shell Deepwater Development Inc., SOI Finance Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.161 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.182 -  Limited  Liability  Company Agreement dated October  28,  1996
            between   Conoco   Development  Company  and   RB   Deepwater
            Exploration Inc. (Filed as Exhibit 10.162 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.183 - Amendment No. 1 dated February 7, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc.

  10.184 - Amendment No. 2 dated April 30, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc.

  10.185 - Amendment No. 3 dated April 24, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc.

  10.186 - Amendment No. 4 dated August 7, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc.

  10.187 -  Limited  Liability  Company Agreement  dated  April  30,  1997
            between   Conoco  Development  II  Inc.  and   RB   Deepwater
            Exploration II Inc. (Filed as Exhibit 10.159 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.188 -  Amendment  No.  1  dated April 24, 1998 to  Limited  Liability
            Company  Agreement  dated  April  30,  1997  between   Conoco
            Development II Inc. and RB Deepwater Exploration II Inc.

  10.189 - Joint Venture Agreement dated February 22, 1996 between INTEC Engineering, Inc. and Reading & Bates Development Co. (Filed as Exhibit 10.163 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.190 - Loan Agreement dated as of December 14, 1996 among TRB Holding Corporation, Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC. (Filed as Exhibit 10.164 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.191 - First Amendment dated April 21, 1997 to Loan Agreement dated as of December 14, 1996 among TRB Holding Corporation, Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC.

  10.192 - First Naval Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe PLC. (Filed as Exhibit 10.165 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.193 - First Amendment dated April 21, 1997 to First Naval Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe PLC.

  10.194 -  Second   Amendment  dated  April  25,  1997  to  First   Naval
            Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe PLC.

  10.195 -  Collateral   Assignment  of  Deposit   Account,   Pledge   and
            Security Agreement dated December 14, 1996 with respect to the Seillean between TRB Holding Corporation and Nissho Iwai Europe PLC. (Filed as Exhibit 10.166 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.196 -  Assignment   of  Insurances  dated  December  14,  1996   with
            respect to the Seillean between TRB Holding Corporation and Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC. (Filed as Exhibit 10.167 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

  10.197 - Contract dated November 14, 1997 for Construction and Sale of Vessel (Hull No. HRBS6) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and RB Exploration Co. (Filed as Exhibit 10.165 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.198 - Contract dated December 16, 1998 for Construction and Sale of Vessel (Hull No. HRB8-D) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and R&B Falcon Drilling Co.

  10.199 - Contract dated September 5, 1997 for Construction and Sale of a 103,000 Metric Tons Displacement Drillship (Hull No.
            1255) between Samsung Heavy Industries Co., Ltd., Samsung Corporation and Reading & Bates Drilling Co. (Filed as
            Exhibit 10.166 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.200 - Contract dated October 14, 1998 for Construction and Sale of a 98,000 Metric Tons Displacement Drillship (Hull No. 1300) between Samsung Heavy Industries Co., Ltd. and R&B Falcon Drilling Co.

  10.201 - Registration Rights Agreement dated August 15, 1995, between Falcon and Blake Holding Co., Inc. (Filed as an exhibit to Falcon's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  10.202 -  First  Amendment to Credit Agreement, dated October  3,  1997,
            among   Falcon,   Bank  Paribas,  Arab  Banking   Corporation
            (B.S.C.),  and  ING  (U.S.)  Capital  Corporation,   amending
            Credit Agreement dated November 12, 1996 relating to a $40 million facility, increasing such facility to $60 million. (Filed as Exhibit 10.178 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.203 - Credit Agreement dated as of October 3, 1997, among Falcon, Banque Paribas, Arab Banking Corporation (B.S.C.), and ING
            (U.S.)   Capital  Corporation  relating  to  an  $80  million
            facility. (Filed as Exhibit 10.179 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.204 - First Amendment to Credit Agreement, dated December 22, 1997, among Falcon, Bank Paribas, Arab Banking Corporation
            (B.S.C.),  and  ING  (U.S.)  Capital  Corporation,   amending
            Credit Agreement dated October 3, 1997 relating to an $80 million facility, increasing such facility to $130 million. (Filed as Exhibit 10.180 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.205 -  Participation  Agreement  made  effective  August  28,   1997,
            between  Reading  & Bates Development Co.,  a  subsidiary  of
            R&B,   British-Borneo  Petroleum,  Inc.  and   British-Borneo
            Exploration, Inc. (Filed as Exhibit 10.182 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.206 -  Purchase   and  Sale  and  Acreage  Exchange  Agreement   made
            effective August 28, 1997 between Enserch Exploration, Inc., and Reading & Bates Development Co., a subsidiary of R&B. (Filed as Exhibit 10.183 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

  10.207 - Dealer Manager and Solicitation Agent Agreement dated March 23, 1998 between the Company and Credit Suisse First Boston
            Corporation.   (Filed  as  Exhibit  10.1  to   R&B   Falcon's
            Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.208 -  Credit   Agreement  dated  as  of  November  10,  1997   among
            Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, as Administrative Agent, National Westminster Bank Plc, New York Branch, as Documentation Agent and other financial institutions. (Filed as Exhibit
            10.13 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.209 - Guaranty Agreement dated November 10,1997 by Reading & Bates Corporation, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading & Bates Borneo Drilling Co., Ltd., Reading & Bates Offshore, Limited and RB Rig Corporation in favor of Bank of America
            National  Trust  and Savings Association. (Filed  as  Exhibit
            10.14 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.210 - First Amendment and Release of Guaranty dated April 24, 1998 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, National Westminster Bank Plc, and other financial institutions. (Filed as Exhibit 10.15 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.211 -  Guaranty  Agreement  dated  April  24,  1998  by  R&B   Falcon
            Corporation in favor of Bank of America National Trust and Savings Association. (Filed as Exhibit 10.16 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1998 and incorporated herein by reference.)

  10.212 - Second Amendment to Credit Agreement and Release of Guaranty dated November 9, 1998 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, National Westminster Bank Plc, and other financial institutions.

  10.213 - Assignment and Acceptance Agreement dated as of November 9, 1998 between Great-West & Annuity Life Insurance Company and Bank of America National Trust and Savings Association.

  10.214 - Third Amendment dated January 29, 1999 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II
            L.L.C.,   Bank   of  America  National  Trust   and   Savings
            Association,  National  Westminster  Bank  Plc,   and   other
            financial institutions.

  10.215 - Credit Agreement, dated February 24, 1998, among Reading & Bates Corporation, Reading & Bates Drilling Co., various subsidiaries of Reading & Bates Drilling Co., RB Deepwater Exploration III, Inc., various lending institutions, Credit
            Lyonnais   New   York   Branch  and   Christiania   Bank   OG
            Kreditkasse, New York Branch. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1998 and incorporated herein by reference.)

  10.216 -  First  Amendment  to Credit Agreement, dated April  24,  1998,
            among   R&B   Falcon   Corporation,   R&B   Falcon   Drilling
            (International & Deepwater) Inc., Reading & Bates Drilling Co., RB Deepwater Exploration III, Credit Lyonnais New York Branch and Christiania Bank OG Kreditkasse, New York Branch, amending Credit Agreement dated February 24, 1998 relating to a $150 million facility. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1998 and incorporated herein by reference.)

  10.217 - Second Amendment to Credit Agreement dated October 22, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions.

  10.218 - Third Amendment to Credit Agreement dated December 9, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions.

  10.219 -  Fourth   Consent  and  Amendment  to  Credit  Agreement  dated
            December 18, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions.

  10.220 - Fifth Amendment to Credit Agreement dated January 21, 1999 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions.

  10.221 - Sixth Amendment to Credit Agreement dated February 22, 1999 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions.

  10.222 - Guaranty, dated as of July 30, 1998, made by Registrant in favor of the Deepwater Investment Trust 1998-A, Wilmington
            Trust FSB, not in its individual capacity, but solely as Investment Trustee, Wilmington Trust Company, not in its individual capacity, except as specified herein, but solely as Charter Trustee, BA Leasing & Capital Corporation, as Documentation Agent, ABN Amro Bank N.V., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria Aktiengesellschaft New York Branch, The Bank of Nova
            Scotia,   Bayerische   Vereinsbank  AG   New   York   Branch,
            Commerzbank   Aktiengesellschaft,  Atlanta   Agency,   Credit
            Lyonnais  New  York  Branch,  Great-West  Life  and   Annuity
            Insurance   Company,   Mees  Pierson   Capital   Corporation,
            Westdeutsche  Landesbank Girozentrale, New York  Branch,   as
            Certificate Purchasers, and ABN Amro Bank, N.V., Bank of America National Trust and Savings Association and The Bank of Nova Scotia, New York Branch, as Swap Counterparties, and the other parties named therein. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

  10.223 - Letter agreement dated as of August 7, 1998 between RBF Deepwater Exploration Inc., an indirect subsidiary of the
            Registrant,    and    Conoco    Development    Company    and
            Acknowledgment by Conoco Inc. and the Registrant.  (Filed  as
            Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

  10.224 - Letter agreement dated as of August 7, 1998 between RBF Deepwater Exploration Inc., an indirect subsidiary of the
            Registrant,    and    Conoco    Development    Company    and
            Acknowledgment by Conoco Inc. and the Registrant.  (Filed  as
            Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

  10.225 - Purchase Agreement dated April 8, 1998 among R&B Falcon Corporation, Credit Suisse First Boston Corporation, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities
            Corporation, and Morgan Stanley & Co., Incorporated.   (Filed
            as Exhibit 10.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998 and incorporated herein by reference.)

  10.226 - $500,000,000 Credit Agreement dated as of April 24, 1998 among R&B Falcon Corporation, the lender parties thereto, and The Chase Manhattan Bank, as Administrative Agent.
            (Filed   as   Exhibit  10.2  to  R&B  Falcon's   Registration
            Statement No. 333-56821 on Form S-4 dated June 15, 1998 and incorporated herein by reference.)

  10.227 -  First   Amendment  to  $500,000,000  Credit  Agreement,  dated
            November 13, 1998.

  10.228 - Second Amendment to $500,000,000 Credit Agreement, dated as of the Second Amendment Effective Date.

  10.229 -  Third   Amendment  to  $500,000,000  Credit  Agreement,  dated
            January 19, 1999.

  21     -  Schedule of Subsidiaries of the Company

  23     -  Consent of Arthur Andersen LLP

  27     -  Financial  Data Schedule.  (Exhibit 27 is being  submitted  as an  exhibit  only  in the electronic format  of  this  Annual
            Report on Form 10-K being submitted to the Securities and Exchange Commission.)

  99     -  Annual  Report  on Form 11-K with respect to R&B  Falcon  U.S.
            Savings  Plan.   (To  be  filed by amendment  to  the  Annual
            Report on Form 10-K.)

      Instruments with respect to certain long-term obligations of the Company are not being filed as exhibits hereto as the securities authorized thereunder do not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon its request.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b)Reports on Form 8-K

  R&B Falcon filed five Current Reports on Form 8-K during the three months ended December 31, 1998: (1) Report filed October 16, 1998 announcing the cancellation of the conversion projects Peregrine VI and Peregrine VIII, the construction of a new drillship Deepwater IV, the receipt of a letter of intent from Vastar Resources, Inc. for a three year drilling contract and the Company entering into an agreement to purchase an approximate 38% of Navis ASA which is constructing the drillship Navis Explorer I; (2) Report filed October 16, 1998 announcing the Company's intent to issue up to $300 million of trust preferred securities; (3) Report filed December 10, 1998 announcing that the customer which has contracted the Jack Bates through December 2000 has alleged that the Company is in breach of certain performance related provisions of its contract; (4) Report filed December 15, 1998 announcing the purchase of Cliffs Drilling Company; (5) Report filed December 21, 1998 announcing that the Company had received notice from Mobil North Sea Limited that they were terminating the drilling contract on the Jack Bates due to certain performance breaches relating to equipment and personnel deficiencies.


                               SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.


                         R&B FALCON CORPORATION


                              By  /s/ Steven A. Webster
                                 -------------------------
                                   Steven A. Webster
                                   President, Chief Executive Officer
                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1999.


By /s/Paul B. Loyd, Jr.            By /s/Steven A. Webster
  -------------------------          -------------------------
   Paul B. Loyd, Jr.                  Steven A. Webster
   Chairman and Director              President, Chief Executive Officer
                                      and Director


By /s/Tim W. Nagle                 By /s/Robert F. Fulton
  -------------------------          -------------------------
   Tim W. Nagle                       Robert F. Fulton
   Executive Vice President           Executive Vice President
   (Principal Accounting Officer)     (Principal Financial Officer)


By                                 By
  -------------------------          -------------------------
   Purnendu Chatterjee                Macko A. E. Laqueur
   Director                           Director


By /s/Arnold L. Chavkin            By /s/ Michael E. Porter
  -------------------------          -------------------------
   Arnold L. Chavkin                  Michael E. Porter
   Director                           Director


By /s/Charles A. Donabedian        By /s/Robert L. Sandmeyer
  -------------------------          -------------------------
   Charles A. Donabedian              Robert L. Sandmeyer
   Director                           Director


By /s/Douglas A. P. Hamilton       By /s/Douglas E. Swanson
  --------------------------         -------------------------
   Douglas A. P. Hamilton             Douglas E. Swanson
   Director                           Director


                                   By /s/William R. Ziegler
                                     -------------------------
                                      William R. Ziegler
                                      Director