Form 10-Q
period 1999-03-31
R&B FALCON CORP
filed 1999-05-17
CIK 1045361

=========================================================================

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes_X_            No____


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                    AT MAY 1, 1999: 193,376,351

=========================================================================

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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

      The financial statements for the three months ended March 31, 1999 and 1998, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1999 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                             (in millions)

                                                      MARCH 31,   DECEMBER 31,
                                                        1999         1998
                                                     -----------  ------------
 ASSETS                                              (unaudited)
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                          $   545.1   $   177.4
   Short-term investments                                  34.0          -
   Accounts receivable:
    Trade, net                                            176.1       197.0
    Other                                                  54.6        62.1
   Drilling contracts in progress                          27.8        29.5
   Materials and supplies inventory                        40.3        36.1
   Other current assets                                    17.1        25.0
                                                      ---------   ---------
    Total current assets                                  895.0       527.1
                                                      ---------   ---------
 INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
   INVESTEES                                              170.5        28.2
                                                      ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                             3,593.9     3,369.2
   Other                                                  186.4       180.8
                                                      ---------   ---------
    Total property and equipment                        3,780.3     3,550.0
   Accumulated depreciation                              (551.4)     (519.4)
                                                      ---------   ---------
    Net property and equipment                          3,228.9     3,030.6
                                                      ---------   ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION                 70.2        70.6
                                                      ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                         74.2        45.8
                                                      ---------   ---------
 NET ASSETS OF BUSINESS HELD FOR SALE                       3.4         7.0
                                                      ---------   ---------
 TOTAL ASSETS                                         $ 4,442.2   $ 3,709.3
                                                      =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Short-term obligations                             $      -    $   123.4
   Long-term obligations due within one year                6.2         6.3
   Accounts payable - trade                                75.1        83.1
   Accrued liabilities                                    174.6       139.0
                                                      ---------   ---------
    Total current liabilities                             255.9       351.8

 LONG-TERM OBLIGATIONS                                  2,714.3     1,866.2

 OTHER NONCURRENT LIABILITIES                              37.1        35.9

 DEFERRED INCOME TAXES                                    137.3       142.4
                                                      ---------   ---------
    Total liabilities                                   3,144.6     2,396.3
                                                      ---------   ---------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                         44.6        62.8
                                                      ---------   ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                              1.9         1.9
  Capital in excess of par value                        1,061.1     1,061.5
  Retained earnings                                       200.7       199.1
  Other                                                   (10.7)      (12.3)
                                                      ---------   ---------
     Total stockholders' equity                         1,253.0     1,250.2
                                                      ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 4,442.2   $ 3,709.3
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


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1999       1998
                                                       -------    -------
OPERATING REVENUES:
 Deepwater                                             $  90.2    $  99.6
 Shallow water                                            66.8      106.9
 Inland water                                             31.0       72.7
 Engineering services and land operations                 55.8         .1
                                                       -------    -------
       Total operating revenues                          243.8      279.3
                                                       -------    -------
COSTS AND EXPENSES:
 Deepwater                                                43.3       42.0
 Shallow water                                            48.3       39.0
 Inland water                                             27.9       39.1
 Engineering services and land operations                 38.3         .1
 Development                                               1.0        7.8
 Depreciation and amortization                            36.5       21.4
 General and administrative                               15.8       14.1
 Merger expenses                                            -        (1.0)
                                                       -------    -------
       Total costs and expenses                          211.1      162.5
                                                       -------    -------
OPERATING INCOME                                          32.7      116.8
                                                       -------    -------
OTHER INCOME (EXPENSE):
 Interest expense, net of capitalized interest           (28.4)     (13.4)
 Interest income                                           4.6        1.7
 Equity in earnings of unconsolidated investees             .6        -
 Other, net                                                (.2)        .1
                                                       -------    -------
       Total other income (expense)                      (23.4)     (11.6)
                                                       -------    -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE, MINORITY
 INTEREST AND EXTRAORDINARY LOSS                           9.3      105.2
                                                       -------    -------
INCOME TAX EXPENSE  (BENEFIT):
 Current                                                   7.8        6.8
 Deferred                                                 (4.5)      34.6
                                                       -------    -------
       Total income tax expense (benefit)                  3.3       41.4
                                                       -------    -------
MINORITY INTEREST                                         (2.7)      (2.3)
                                                       -------    -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY LOSS                                 3.3       61.5
INCOME FROM DISCONTINUED OPERATIONS                         -         8.3
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                    (1.7)        -
                                                       -------    -------
NET INCOME                                             $   1.6    $  69.8
                                                       =======    =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations                             $   .02    $   .37
     Discontinued operations                               -          .05
     Extraordinary loss                                   (.01)       -
                                                       -------    -------
       Net income                                      $   .01    $   .42
                                                       =======    =======
  Diluted:
     Continuing operations                             $   .02    $   .37
     Discontinued operations                               -          .05
     Extraordinary loss                                   (.01)       -
                                                       -------    -------
       Net income                                      $   .01    $   .42
                                                       =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                 192.5      164.9
                                                       =======    =======
   Diluted                                               193.5      166.4
                                                       =======    =======

  The accompanying notes are an integral part of the consolidated financial statements.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                         1999       1998
                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                          $   1.6    $  69.8
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                        36.5       21.4
     Deferred income taxes                                (5.1)      29.1
     Gain on dispositions of property and equipment        -         (2.2)
     Recognition of deferred expenses                      2.6        2.8
     Deferred compensation                                 1.2         .2
     Minority interest in income of consolidated
      subsidiaries                                         2.7        2.3
     Dryhole and exploration expenses relating to
      oil and gas properties                                -         7.4
     Income from discontinued operations                    -        (8.3)
     Extraordinary loss from extinguishment of debt,
       net of tax benefit                                  1.7         -
     Changes in assets and liabilities:
        Accounts receivable, net                          28.4      (46.9)
        Materials and supplies inventory                  (4.2)      (2.9)
        Drilling contracts in progress                     1.7         -
        Deferred charges and other assets                (25.3)      (5.9)
        Accounts payable - trade                          (8.0)       (.9)
        Accrued liabilities                               (4.3)     (26.7)
        Accrued interest                                  34.5       (4.4)
        Income taxes                                       5.4         -
        Other, net                                         2.7        1.3
                                                       -------    -------
          Net cash provided by operating activities       72.1       36.1
                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                   1.4        2.6
  Purchases of property and equipment, exclusive
    of noncash items                                    (236.3)    (201.9)
  Purchase of short-term investments                     (34.0)      (4.1)
  Increase in investments in and advances to
    unconsolidated investees                            (142.3)        -
                                                       -------    -------
          Net cash used in investing activities         (411.2)    (203.4)
                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) proceeds from revolving
    credit facilities                                   (150.0)     118.0
  Increase (decrease) in short-term obligations         (123.4)      84.5
  Proceeds from long-term obligations                  1,000.0         -
  Principal payments on long-term obligations             (2.0)      (3.5)
  Distribution to minority shareholders of
    consolidated subsidiaries                            (21.0)      (4.0)
  Other                                                    (.4)        .6
                                                       -------    -------
          Net cash provided by financing activities      703.2      195.6
                                                       -------    -------
CASH PROVIDED BY (USED IN) BUSINESS HELD FOR SALE          3.6      (15.2)
                                                       -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                367.7       13.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         177.4       55.5
                                                       -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 545.1    $  68.6
                                                       =======    =======
Supplemental Cash Flow Disclosures:
  Interest paid                                        $   7.6    $  23.8
  Income taxes paid                                    $   3.0    $   5.0
  Purchase of property and equipment in
       exchange for debt or equity                     $   -      $  35.5

  The accompanying notes are an integral part of the consolidated financial statements.


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At May 12, 1999, $40.5 million of cash was held in escrow as a portion of the collateral for the Secured Notes (see Note B). Such cash will be made available to the Company as first priority ship mortgages on the collateralized drilling units are completed.

          REVENUE RECOGNITION - In the first quarter of 1999, a customer terminated a drilling contract for one of the Company's third-generation semisubmersibles and the Company received an early termination fee of $7.2 million. The semisubmersible was immediately contracted to another customer and as a result the Company recognized the early termination fee as revenue in the first quarter of 1999.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended March 31, 1999 and 1998 was $14.6 million and $6.3 million, respectively. Interest capitalized is shown net of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, after a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the expense of related deferred debt issuance costs (see Note B).

          RECLASSIFICATION  -  Certain  prior  period  amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.

B)   LONG-TERM OBLIGATIONS
                                                         (in millions)
                                                          -----------
      Debt obligations at December 31, 1998                $ 1,872.5
        Proceeds from debt offering (1)                      1,000.0
        Proceeds from credit facility (2)                      200.0
        Payment on retired credit facility (2)                (350.0)
        Payments on debt obligations other than
           credit facility                                      (2.0)
                                                           ---------
      Debt obligations at March 31, 1999                     2,720.5
         Less long-term obligations due within one year         (6.2)
                                                           ---------
       Long-term obligations at March 31, 1999             $ 2,714.3
                                                           =========

     (1) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "Senior Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 and $400.0 million of 11.375% Senior Secured Notes due 2009 (the "Secured Notes"). The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to ten separate loans, each of which is secured by one of the Company's drilling rigs or the construction contract to build a drilling rig. The Company also guaranteed the payment of the Secured Notes by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the Senior Notes and Secured Notes. As a result, the Company received net proceeds of approximately $971.5 million after deducting estimated offering related expenses. The Company used the proceeds to repay existing indebtedness of $350.0 million of long-term obligations, $125.0 million of short-term obligations (see Note C) and the Company's portion ($81.0 million) of an interim facility for the construction of the Deepwater Frontier. The remainder will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999.

     (2) In the first quarter of 1999, the Company received $200.0 million under its $350.0 million revolving credit facility resulting in the facility being fully drawn and in March 1999, the Company retired such facility from proceeds of the Senior Notes and Secured Notes.

C)   SHORT-TERM OBLIGATIONS

          In the first quarter of 1999, the Company received $1.6 million under its short-term credit facility for the construction of the Deepwater Millennium resulting in the facility being fully drawn at $125.0 million and in March 1999, the Company repaid such facility from proceeds of the Senior Notes and Secured Notes.

D)   SEGMENT INFORMATION

           Segment information for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                  1999       1998
                                                --------   --------
     Operating revenues:
      Deepwater                                 $   90.2   $   99.6
      Shallow water                                 67.3      106.9
      Inland water                                  31.0       72.7
      Engineering services and land operations      55.8         .1
      Intersegment                                   (.5)        -
                                                --------   --------
           Operating revenues                      243.8      279.3
                                                --------   --------
     Operating income:
      Deepwater                                     34.0       46.9
      Shallow water                                  4.7       62.1
      Inland water                                  (3.8)      28.8
      Engineering services and land operations      15.6         -
      Development                                   (1.1)      (7.8)
                                                --------   --------
           Operating income                         49.4      130.0

      Unallocated depreciation and amortization      (.9)       (.1)
      Unallocated general and administrative       (15.8)     (14.1)
      Unallocated merger expenses                    -          1.0
                                                --------   --------
      Operating income                          $   32.7   $  116.8
                                                ========   ========

      Total assets by segment were as follows (in millions):

                                                March 31,  December 31,
                                                   1999        1998
                                                ---------   ---------
      Deepwater                                 $ 2,404.1   $ 2,078.6
      Shallow water                                 982.8     1,038.5
      Inland water                                  222.7       251.2
      Engineering services and land operations      168.2       156.9
      Development                                     3.6        10.5
      Corporate                                     660.8       173.6
                                                ---------   ---------
           Total                                $ 4,442.2   $ 3,709.3
                                                =========   =========

          For the three months ended March 31, 1999, revenues from one customer (PDVSA Exploration and Production) of $43.4 million, reported in the engineering services and land operations segment, accounted for 17.8% of the Company's total operating revenues.

E)   EARNINGS PER SHARE

          The following table reconciles the numerators and denominators of the basic and diluted per share computations for income from continuing operations before extraordinary loss for the three months ended March 31, 1999 and 1998 as follows (in millions except per share amounts):
                                                          Three Months
                                                         Ended March 31,
                                                        -----------------
                                                          1999      1998
  Numerator:                                            -------   -------
  Income from continuing operations
    before extraordinary loss - basic and diluted       $   3.3   $  61.5
                                                        =======   =======
  Denominator:
  Weighted average common shares outstanding - basic      192.5     164.9
  Outstanding stock options and restricted stock awards     1.0       1.5
                                                        -------   -------
  Weighted average common shares outstanding - diluted    193.5     166.4
                                                        =======   =======
  Earnings per share:
  Income from continuing operations
     before extraordinary loss:
          Basic                                         $   .02   $   .37
          Diluted                                       $   .02   $   .37

F)   SUBSEQUENT EVENTS

          On  April  15, 1999, BP Amoco cancelled its contract  with  the
     Company for the drillship Peregrine VII in accordance with the contract's terms because the drillship had not been delivered on time. The Company is currently marketing this rig for work.

          On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants). The Company received net proceeds from the issuance of the Preferred Stock and Warrants of approximately $289.0 million. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. Both the Preferred Stock and the Warrants expire on May 1, 2009. Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. The Company may redeem any of the Preferred Stock beginning May 1, 2004. The initial redemption price is 106.938% of the liquidation preference, declining thereafter to 100% on or after May 1, 2007, in each case plus accrued and unpaid dividends to the redemption date. In addition, on or before May 1, 2002, the Company may redeem shares of the Preferred Stock having an aggregate liquidation preference of up to $105.0 million at a price equal to 113.875% of its liquidation preference, plus accrued and unpaid dividends to the redemption date, with proceeds from one or more public equity offerings. The Warrants' initial fair value of $48.0 million will be recorded as a discount to the Preferred Stock and amortized on a straight line basis over ten years. Preferred Stock dividends and the amortization of the Warrants' initial value will be deducted from net income to arrive at net income applicable to common stockholders.



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/s/Arthur Andersen LLP

Houston, Texas
April  28, 1999



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

               THREE MONTHS ENDED MARCH 31, 1999 COMPARED
                 TO THREE MONTHS ENDED MARCH 31, 1998

     The Company's net income for the three months ended March 31, 1999 was $1.6 million ($.01 per diluted share) compared with net income of $69.8 million ($.42 per diluted share) for the same period of 1998. Included in the results for the three months ended March 31, 1999 was a $1.7 million extraordinary loss due to the extinguishment of debt obligations. Included in the results for the three months ended March 31, 1998 was income related to discontinued operations of $8.3 million.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the three months ended March 31, 1999 over the same period in 1998 in spite of a $79.7 million revenue increase from the purchase of Cliffs Drilling in December 1998. Such decrease is primarily due to lower utilization and dayrates in the shallow water and inland water segments. In addition, the Company recognized $7.2 million of revenue in the first quarter of 1999 for the early termination of a drilling contract for one of its third-generation semisubmersibles.

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

     The increase in operating expenses for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the purchase of Cliffs Drilling in December 1998 offset by lower operating expenses in the shallow water and inland water segments due to lower utilization.

     Depreciation and amortization expense increased for the three months ended March 31, 1999 as compared to the same period in 1998. Such increase is primarily due to the purchase of Cliffs Drilling in December 1998 and due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1998.

     General & administrative expense increased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the purchase of Cliffs Drilling in December 1998.

     Interest expense increased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to an increased average debt balance outstanding and increased average interest rates, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Income tax expense decreased for the three months ended March 31, 1999 as compared to the same period in 1998 due to the decrease in the Company's pretax income.

     Income from discontinued operations decreased for the three months ended March 31, 1999 as compared to the same period in 1998 as the income for 1998 was the reversal of accrued estimated losses from operations until disposal resulting from the accounting requirements for recontinuance.

     Extraordinary loss, net of a tax benefit of $.9 million, for the three months ended March 31, 1999 is due to the extinguishment of debt obligations in connection with the issuance of new debt obligations (see Note B of Notes to Consolidated Financial Statements).

Liquidity And Capital Resources

     Cash Flows

     Net cash provided by operating activities was $72.1 million for the three months ended March 31, 1999 compared to $36.1 million for the same period in 1998. Despite the decrease in net income, net cash provided by operating activities increased primarily due to the changes in the components of working capital.

     Net cash used in investing activities was $411.2 million for the three months ended March 31, 1999 compared to $203.4 million for the same period in 1998. The increase is due to increasing levels of capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of drilling units and the Company invested and/or advanced approximately $139.8 million to the limited liability company that operates the Deepwater Frontier.

     Net cash provided by financing activities was $703.2 million for the three months ended March 31, 1999 compared to $195.6 million for the same period in 1998. The increase is due to proceeds received from the $1.0 billion debt offering, offset by the repayment of existing debt obligations (see Liquidity below).

     Capital Expenditure Commitments

     The   Company   has  numerous  projects  under  way  involving   the
construction or upgrade of drilling units. The following is a list of such projects:

                          Water
                          Depth     Estimated   Contract          Expenditures
                        Capability  Delivery      Term  Estimated  Made thru
                         (feet)       Date       (years)   Cost  March 31, 1999
                         ------ ---------------- -------   ----  -------------
                                                            (in millions)
 Drillships:
DEEPWATER PATHFINDER (1) 10,000    Delivered        5   $  280.0    $  266.9
DEEPWATER FRONTIER (2)   10,000    Delivered       2.5     265.0       242.0
DEEPWATER MILLENNIUM     10,000 2nd quarter 1999   4 (3)   280.0       181.5
DEEPWATER IV (unnamed)   10,000 3rd quarter 2000    3      305.0       105.3
PEREGRINE IV              9,200 3rd quarter 1999    6      230.0       165.8
PEREGRINE VII (4)         8,200 4th quarter 1999    -      300.0       227.2
 Semisubmersibles:
FALCON 100 (5)            2,450 2nd quarter 1999    4      120.0       108.2
RBS8M (formerly RBS6)     8,000 4th quarter 1999    5      330.0       154.1
RBS8D                     8,000 4th quarter 2000    3      335.0        16.0
                                                        --------    --------
                                                        $2,445.0    $1,467.0
                                                        ========    ========

  (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
  (2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this rig for two and one half of the first five years after delivery. Conoco will use the rig to drill a well after the rig's delivery, and the Company will use it for the next 12 months. After this period, Conoco and the Company will alternate the use of this rig. The Company is currently marketing the rig for the periods during which it is obligated to use the rig.
  (3) Statoil will use this drillship for the first three years after delivery, then the Company will alternate use of the rig with Statoil every six months for the next two years.
  (4) On April 15, 1999, BP Amoco cancelled its contract with the Company for this drillship in accordance with the contract's terms because the drillship had not been delivered on time. The Company is currently marketing this rig for work.
  (5) In April 1999, Petrobras indicated to the Company that it may seek to cancel the contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract.

     Liquidity

     The Company is currently constructing or significantly upgrading seven wholly-owned deepwater drilling rigs. The Company estimates the gross capital expenditures on these projects will be approximately $1.9 billion, of which approximately $.9 billion remains to be funded by the Company. Since May 1998, there has been a downturn in demand for marine drilling rigs resulting in a decline in rig utilization and dayrates. The decline has been particularly dramatic in the domestic barge and jack-up rig markets where the Company is one of the largest contractors. As a result, the Company experienced a decline in operating revenues from the first quarter of 1998 to the first quarter of 1999 (see Results of
Operations  above).   Depending on the level of future  cash  flows  from
operations, the Company's cash on hand, and funds available under its existing credit facilities may not be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations, without selling certain assets or terminating construction contracts.

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

     On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants). The Company received net proceeds from the issuance of the Preferred Stock and Warrants of approximately $289.0 million. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. Both the Preferred Stock and the Warrants expire on May 1, 2009. Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. The Company may redeem any of the Preferred Stock beginning May 1, 2004. The initial redemption price is 106.938% of the liquidation preference, declining thereafter to 100% on or after May 1, 2007, in each case plus accrued and unpaid dividends to the redemption date. In addition, on or before May 1, 2002, the Company may redeem shares of the Preferred Stock having an aggregate liquidation preference of up to $105.0 million at a price equal to 113.875% of its liquidation preference, plus accrued and unpaid dividends to the redemption date, with proceeds from one or more public equity offerings. The Warrants' initial fair value of $48.0 million will be recorded as a discount to the Preferred Stock and amortized on a straight line basis over ten years. Preferred Stock dividends and the amortization of the Warrants' initial value will be deducted from net income to arrive at net income applicable to common stockholders.

     Proceeds from the Senior Notes and the Preferred Stock met a portion of the Company's capital requirements. However, it will also be necessary for the Company to obtain additional capital through debt and/or equity financings to meet its currently projected obligations. The Company is currently evaluating two project financings to meet a portion of its additional capital requirements. The first is an approximately $270.0 million financing in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a letter of credit. Proceeds of such financing, if obtained, would be used in part to repay advances made to a limited liability company which will operate the Deepwater Frontier and which is owned 60% by the Company and 40% by Conoco. The second financing being contemplated is an approximately $250.0 million project financing that would be collateralized by the semisubmersible RBS8M , as well as the drilling contract revenues from such rig.

     The  Company  currently believes it will be able to  consummate  the proposed project financings. However, there can be no assurance that these or any other additional financings can be obtained, or if obtained, that they will be on terms favorable to the Company or for the amounts needed. Further, the Company has limited ability under its indenture covenants to incur additional recourse indebtedness and to secure that debt. In the event that the Company is unable to obtain its requisite financing, the Company may have to sell assets or terminate or suspend one or more construction projects. Termination or suspension of a project may subject the Company to claims for penalties or damages under the construction contracts or drilling contracts for rigs that are being constructed. In addition, asset sales made under duress in today's drilling market may not yield attractive sales prices. Accordingly, the inability of the Company to complete required financings would have a material adverse effect on the Company's financial condition and its ability to repay its outstanding indebtedness.

     Three of the Company's outstanding credit facilities were repaid and terminated in March 1999 from proceeds from the Senior Notes. To assist the Company's liquidity position, the Company may seek to establish a new revolving bank credit facility of up to $180.0 million, and may sell certain assets. There can be no assurance, however, that such facility will be obtained or sales completed.

     The liquidity of the Company should also be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur, primarily in response to declines in prices for oil and gas. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The decline in oil and gas prices since 1997 has negatively impacted the Company's performance, particularly in the shallow water U.S. Gulf market, by adversely affecting the Company's rig utilization and dayrates. Utilization of the Company's domestic jack-up fleet has declined from approximately 97% in the first quarter of 1998 to approximately 49% in the first quarter of 1999, and dayrates have declined from an average of $35,000 during the first quarter of 1998 to an average of $21,000 during the first quarter of 1999. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 93% in the first quarter of 1998 to approximately 27% in the first quarter of 1999. The Company believes a continued depression in oil and gas prices would have a material adverse effect on the Company's financial position and results from operations.

     In December 1998, Mobil U.K. Ltd. ("Mobil") terminated its contract to use the Company's Jack Bates semisubmersible rig on the grounds that two of the rig's anchor cables broke. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company has recontracted the Jack Bates to Mobil for one well at a dayrate of $156,000. This contract is without prejudice to either party's rights in the dispute over the termination of the original contract. If the Company is not successful in settling its dispute over the termination of the original contract, the Company intends to commence legal proceedings to enforce its rights under the contract.

     In April 1999, BP Amoco cancelled its contract with the Company for the drillship Peregrine VII in accordance with the contract's terms because the drillship had not been delivered on time. The Company is currently marketing this rig for work.

     In April 1999, Petrobras indicated to the Company that it may seek to cancel the contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract.

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

Other

     On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's president and chief executive officer, has agreed to resign from these officer positions effective May 31, 1999. Mr. Webster will remain a director of the Company. Mr. Paul B. Loyd, Jr., the Company's chairman of the board, will become chief executive officer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of March 31, 1999 (dollars in millions):

                                                                     Estimated
                                                                     Fair Value
                                                                         at
                                                    There-            March 31,
                 1999   2000   2001   2002   2003    after     Total    1999
                -----  -----  -----  -----  ------ --------  -------- --------
Fixed Rate Debt:
 Amount         $  .1  $  .5  $ 5.2  $  -   $550.1 $2,150.0  $2,705.9 $2,546.2
 Average
  interest rate 7.000% 8.000% 9.750%    -   8.340%  9.392%    9.179%

Variable Rate Debt:
 Amount         $ 4.6  $ 6.1  $ 6.1  $ .5   $  -   $   -     $   17.3 $   17.3
 Average
  interest rate 7.000% 7.000% 7.000% 7.000%    -       -      7.000%



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


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

   4.1 - Indenture dated as of March 26, 1999, between RBF Finance Co., as Issuer, and United States Trust Company of New York, as Trustee, with respect to $400,000,000 11% Senior Secured Notes due 2006 and $400,000,000 11 3/8% Senior Secured Notes due 2009.

   4.2 - Indenture dated as of March 26, 1999, between R&B Falcon Corporation, as Issuer, and U.S. Trust Company of Texas, National Association, as Trustee, with respect to 12 1/4% Senior Notes due 2006.

   4.3 - Registration Rights Agreement dated March 26, 1999 among RBF Finance Co., R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.

   4.4 - Registration Rights Agreement dated March 26, 1999 among R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.

   10.1 - Senior Secured Loan Agreement, Harvey Ward, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.2 - Senior Secured Loan Agreement, Peregrine II, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.3 - Senior Secured Loan Agreement, Peregrine I, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.4 - Senior Secured Loan Agreement, Deepwater IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.5 - Senior Secured Loan Agreement, Falrig 82, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.6 - Senior Secured Loan Agreement, Peregrine IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.7 - Senior Secured Loan Agreement, Peregrine VII, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.8 - Senior Secured Loan Agreement, Falcon 100, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.9 - Senior Secured Loan Agreement, W.D. Kent, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   10.10 -  Senior   Secured  Loan  Agreement,  Deepwater   Millennium,
            dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

   15    -  Letter regarding unaudited interim financial information.

   27    -  Financial  Data  Schedule.  (Exhibit 27 is being  submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)   Reports on Form 8-K

        R&B Falcon filed one Current Report on Form 8-K/A during the three months ended March 31, 1999: (1) Report filed January 20, 1999 filing financial statements and pro forma financial information relating to the acquisition of Cliffs Drilling Company.

        R&B Falcon filed one Current Report on Form 8-K during the three months ended March 31, 1999: (1) Report filed March 16, 1999 filing financial data (including year-end 1998 results) relating to the Company.




                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        R&B FALCON CORPORATION


Date:  May 14, 1999                     By  /s/T. W. Nagle
                                           -----------------------
                                            T. W. Nagle
                                            Executive Vice President
                                            (Chief Accounting Officer)