Form 10-Q
period 1999-06-30
R&B FALCON CORP
filed 1999-08-12
CIK 1045361

=======================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



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


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                    AT JULY 30, 1999: 193,637,361


=======================================================================


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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

      The financial statements for the three and six month periods ended June 30, 1999 and 1998, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1999 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur
Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

                      R&B FALCON CORPORATION
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                           (in millions)
                                            JUNE 30,   DECEMBER 31,
                                              1999         1998
                                           ---------   -----------
                                          (unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $   505.6   $   177.4
 Short-term investments                         175.7          -
 Accounts receivable:
   Trade, net                                   143.3       197.0
   Other                                         62.5        62.1
 Materials and supplies inventory                43.8        36.1
 Drilling contracts in progress                  26.7        29.5
 Other current assets                            14.9        25.0
                                            ---------   ---------
   Total current assets                         972.5       527.1
                                            ---------   ---------
INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED INVESTEES                       191.2        28.2
                                            ---------   ---------
PROPERTY AND EQUIPMENT:
 Drilling                                     3,769.2     3,369.2
 Other                                          220.9       180.8
                                            ---------   ---------
   Total property and equipment               3,990.1     3,550.0
 Accumulated depreciation                      (592.8)     (519.4)
                                            ---------   ---------
   Net property and equipment                 3,397.3     3,030.6
                                            ---------   ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION        71.4        70.6
                                            ---------   ---------
DEFERRED CHARGES AND OTHER ASSETS                70.3        45.8
                                            ---------   ---------
NET ASSETS OF BUSINESS HELD FOR SALE              4.6         7.0
                                            ---------   ---------
TOTAL ASSETS                                $ 4,707.3   $ 3,709.3
                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term obligations                     $      -    $   123.4
 Long-term obligations due within one year        5.3         6.3
 Accounts payable - trade                        98.8        83.1
 Accrued liabilities                            170.6       139.0
                                            ---------   ---------
   Total current liabilities                    274.7       351.8

LONG-TERM OBLIGATIONS                         2,710.0     1,866.2

OTHER NONCURRENT LIABILITIES                     35.6        35.9

DEFERRED INCOME TAXES                           120.0       142.4
                                            ---------   ---------
   Total liabilities                          3,140.3     2,396.3
                                            ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                40.6        62.8
                                            ---------   ---------
REDEEMABLE PREFERRED STOCK                      243.8          -
                                            ---------   ---------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                   1.9         1.9
   Capital in excess of par value             1,112.6     1,061.5
   Retained earnings                            177.4       199.1
   Other                                         (9.3)      (12.3)
                                            ---------   ---------
      Total stockholders' equity              1,282.6     1,250.2
                                            ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 4,707.3   $ 3,709.3
                                            =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                   ------------------   -----------------
                                     1999       1998     1999      1998
                                   -------    -------   -------   -------
OPERATING REVENUES:
 Deepwater                         $  86.3    $  97.4   $ 176.5   $ 197.0
 Shallow water                        48.3      110.3     115.1     217.2
 Inland water                         25.4       73.3      56.4     146.0
 Engineering services and land
   operations                         66.4         .1     122.2        .2
 Development                            .1         -         .1        -
                                   -------    -------   -------   -------
   Total operating revenues          226.5      281.1     470.3     560.4
                                   -------    -------   -------   -------
COSTS AND EXPENSES:
 Deepwater                            38.9       46.1      82.2      88.1
 Shallow water                        33.7       40.6      82.0      79.6
 Inland water                         28.1       45.1      56.0      84.2
 Engineering services and land
   operations                         50.7         .1      89.0        .2
 Development                           2.5         .2       3.5       8.0
 Depreciation and amortization        38.1       22.6      74.6      44.0
 General and administrative           25.6       15.3      41.4      29.4
 Merger expenses                        -          -         -       (1.0)
                                   -------    -------   -------   -------
     Total costs and expenses        217.6      170.0     428.7     332.5
                                   -------    -------   -------   -------
OPERATING  INCOME                      8.9      111.1      41.6     227.9
                                   -------    -------   -------   -------
OTHER INCOME (EXPENSE):
 Interest expense, net of
   capitalized interest              (42.8)     (15.7)    (71.2)    (29.1)
 Interest income                      10.3        3.3      14.9       5.0
 Income from equity investees
   plus related income                 5.7         -        6.3        -
 Other, net                            (.1)        .1       (.3)       .2
                                   -------    -------   -------   -------
      Total other income (expense)   (26.9)     (12.3)    (50.3)    (23.9)
                                   -------    -------   -------   -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST AND
  EXTRAORDINARY LOSS                 (18.0)      98.8      (8.7)    204.0
                                   -------    -------   -------   -------
INCOME TAX EXPENSE  (BENEFIT):
 Current                              10.8        5.6      18.6      12.4
 Deferred                            (17.2)      30.5     (21.7)     65.1
                                   -------    -------   -------   -------
    Total income tax
     expense (benefit)                (6.4)      36.1      (3.1)     77.5
                                   -------    -------   -------   -------
MINORITY INTEREST                     (2.6)      (2.8)     (5.3)     (5.1)
                                   -------    -------   -------   -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE
 EXTRAORDINARY LOSS                  (14.2)      59.9     (10.9)    121.4
INCOME FROM DISCONTINUED OPERATIONS     -          .5        -        8.8
EXTRAORDINARY LOSS, NET OF
  TAX BENEFIT                           -       (22.0)     (1.7)    (22.0)
                                   -------    -------   -------   -------
NET INCOME (LOSS)                    (14.2)      38.4     (12.6)    108.2
DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                      9.1         -        9.1        -
                                   -------    -------   -------   -------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS            $ (23.3)   $  38.4   $ (21.7)  $ 108.2
                                   =======    =======   =======   =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations         $  (.12)   $   .36   $  (.10)  $   .74
     Discontinued operations           -          .01       -         .05
     Extraordinary loss                -         (.13)     (.01)     (.13)
                                   -------    -------   -------   -------
       Net income (loss)           $  (.12)   $   .24   $  (.11)  $   .66
                                   =======    =======   =======   =======
  Diluted:
     Continuing operations         $  (.12)   $   .36   $  (.10)  $   .74
     Discontinued operations           -          -         -         .05
     Extraordinary loss                -         (.13)     (.01)     (.13)
                                   -------    -------   -------   -------
       Net income (loss)           $  (.12)   $   .23   $  (.11)  $   .66
                                   =======    =======   =======   =======
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                              192.6      165.3     192.5     165.1
                                   =======    =======   =======   =======
  Diluted                            193.7      166.6     193.5     167.5
                                   =======    =======   =======   =======

The accompanying notes are an inegral part of the consolidated financial statements.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)
                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                                   ------------------
                                                     1999       1998
                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $ (12.6)  $ 108.2
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                        74.6      44.0
  Deferred income taxes                               (22.4)     64.9
  Gain on dispositions of
    property and equipment                             (4.9)     (2.2)
  Recognition of deferred expenses                      5.8       5.9
  Deferred compensation                                 3.4        .4
  Income from equity investees plus related income     (6.3)       -
  Minority interest in income of
    consolidated subsidiaries                           5.3       5.1
  Dryhole and exploration expenses relating
    to oil and gas properties                            -        7.0
  Income from discontinued operations                    -       (8.8)
  Extraordinary loss from extinguishment
    of debt, net of tax benefit                         1.7      22.0
  Changes in assets and liabilities:
    Accounts receivable, net                           61.6     (62.1)
    Materials and supplies inventory                   (7.7)     (6.8)
    Drilling contracts in progress                      2.8        -
    Deferred charges and other assets                 (22.8)    (23.6)
    Accounts payable - trade                           10.1     (24.8)
    Accrued liabilities                               (11.5)    (22.5)
    Accrued interest                                   30.4       4.0
    Income taxes                                        4.7     (18.5)
    Other, net                                           .6      (2.0)
                                                    -------   -------
     Net cash provided by operating activities        112.8      90.2
                                                    -------   -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                5.7       3.1
  Purchases of property and equipment,
    exclusive of noncash items                       (440.3)   (483.4)
  Purchase of short-term investments                 (175.7)    (17.7)
  Increase in investments in and advances to
    unconsolidated investees                         (156.7)       -
                                                    -------   -------
      Net cash used in investing activities          (767.0)   (498.0)
                                                    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facilities        (150.0)   (432.0)
  Increase (decrease) in short-term obligations      (123.4)     96.7
  Proceeds from long-term obligations               1,000.0   1,094.0
  Net proceeds from issuance of preferred stock       288.8        -
  Principal payments on long-term obligations          (8.2)   (285.5)
  Premium paid on debt extinguishment                    -      (25.1)
  Distribution to minority shareholders of
     consolidated subsidiaries                        (27.6)     (4.0)
  Other                                                  .4       1.2
                                                    -------   -------
    Net cash provided by financing activities         980.0     445.3
                                                    -------   -------
CASH PROVIDED BY (USED IN) BUSINESS HELD FOR SALE       2.4     (23.5)
                                                    -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS             328.2      14.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      177.4      55.5
                                                    -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 505.6   $  69.5
                                                    =======   =======
Supplemental Cash Flow Disclosures:
  Interest paid                                     $  74.3   $  39.0
  Income taxes paid                                 $  13.7   $  27.6
  Purchase of property and equipment in
    exchange for debt or equity                     $   9.2   $  35.5

The accompanying notes are an integral part of the consolidated financial statements.


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - In the second quarter of 1999, the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade") declared a distribution of $27.8 million, of which the Company received $17.6 million, net of withholding taxes. At June 30, 1999, Arcade's cash, cash equivalents and short-term investments balance was $17.5 million.

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

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended June 30, 1999 and 1998 was $21.4 million and $9.1 million, respectively and for the six months ended June 30, 1999 and 1998 was $36.0 million and $15.3 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs (see Note B).

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B)   LONG-TERM OBLIGATIONS

                                                    (in millions)
                                                    -------------
      Debt obligations at December 31, 1998           $ 1,872.5
        Proceeds from debt offering (1)                 1,000.0
        Proceeds from credit facility (2)                 200.0
        Payment on retired credit facility (2)           (350.0)
        Payments on debt obligations other
          than credit facility                             (8.2)
        Other                                               1.0
                                                      ---------
      Debt obligations at June 30, 1999                 2,715.3
        Less long-term obligations due
           within one year                                 (5.3)
                                                      ---------
      Long-term obligations at June 30, 1999          $ 2,710.0
                                                      =========

   (1) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "Senior Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 and $400.0 million of 11.375% Senior Secured Notes due 2009 (collectively the "Secured Notes"). The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to ten separate loan agreements, each of which is secured by one of the Company's drilling rigs or the construction contract to build a drilling rig. The Company also guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the Senior Notes and Secured Notes. As a result, the Company received net proceeds of approximately $971.5 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of $350.0 million of long-term obligations, $125.0 million of short-term obligations (see Note C) and the Company's portion ($81.0 million) of an interim facility for the construction of the Deepwater Frontier. Remaining proceeds will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999 which consisted of the write-off of unamortized debt issuance costs.
   (2) During the first quarter of 1999, the Company drew the remaining $200.0 million available under its $350.0 million revolving credit facility. The Company retired such facility during the first quarter with proceeds from the Senior Notes and Secured Notes.

C)   SHORT-TERM OBLIGATIONS

           During the first quarter of 1999, the Company drew the remaining $1.6 million available under its $125.0 million short-term credit facility for the construction of the Deepwater
     Millennium. In March 1999, the Company repaid such facility with proceeds from the Senior Notes and Secured Notes.

D)   PREFERRED STOCK

          On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. The Warrants became exercisable on July 7, 1999, the date in which the registration of the Preferred Stock with the Securities and Exchange Commission was declared effective. The Warrants expire on, and the Preferred Stock must be redeemed by, May 1, 2009.

          Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Accrued and unpaid dividends for the three and six months ended June 30, 1999 were $8.0 million. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.3 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization expense for the three and six months ended June 30, 1999 was $1.1 million. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

          The Company may redeem the Preferred Stock beginning May 1, 2004. The initial redemption price is 106.938% of the liquidation preference, declining thereafter to 100% on or after May 1, 2007, in each case plus accrued and unpaid dividends to the redemption date. In addition, on or before May 1, 2002, the Company may redeem shares of the Preferred Stock having an aggregate liquidation preference of up to $105.0 million at a price equal to 113.875% of its liquidation preference, plus accrued and unpaid dividends to the redemption date, with proceeds from one or more public equity offerings.

E)   COMMITMENTS AND CONTINGENCIES

          In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. Much of the equipment originally ordered has already been directed to other construction projects. As of June 30, 1999, the Company had approximately $61.7 million remaining of such surplus drilling equipment. The Company expects to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined that some of the surplus equipment is not usable for other projects or as spare parts, the Company could incur a write-off or write-down of such equipment. At present, it is not possible to determine the likelihood or quantify the amount of any such potential write-off.

          In June 1999, one of the Company's inland drilling barges was lost as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company believes that such loss and clean-up expenses related thereto will not have a material adverse impact on the Company's financial condition. In addition, the Company believes that adequate physical damage and liability insurance coverage is in place to cover the loss of the drilling barge. The Company expects to record a gain of approximately $17.0 million in the third quarter of 1999 if receipt of insurance proceeds is assured.

F)   SEGMENT INFORMATION

           Segment information for the three and six month periods ended June 30, 1999 and 1998 is as follows (in millions):

                                  Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                  ------------------    -----------------
                                    1999       1998       1999      1998
                                  -------    -------    -------   -------
    Operating revenues by segment:
      Deepwater                   $  86.3    $  97.4    $ 176.5   $ 197.0
      Shallow water                  50.5      110.3      117.8     217.2
      Inland water                   25.9       73.3       56.9     146.0
      Engineering services
         and land operations         66.4         .1      122.2        .2
      Development                      .1         -          .1        -
      Intersegment                   (2.7)        -        (3.2)       -
                                  -------    -------    -------   -------
        Total operating revenues  $ 226.5    $ 281.1    $ 470.3   $ 560.4
                                  =======    =======    =======   =======

    Operating income (loss) by segment:
      Deepwater                   $  33.8    $  40.7    $  67.8   $  87.6
      Shallow water                    -        63.7        4.7     125.8
      Inland water                   (9.6)      22.3      (13.4)     51.1
      Engineering services
         and land operations         13.6         -        29.2        -
      Development                    (2.4)       (.2)      (3.5)     (8.0)
                                  -------    -------    -------   -------
                                     35.4      126.5       84.8     256.5
      Unallocated depreciation
         and amortization             (.9)       (.1)      (1.8)      (.2)
      Unallocated general
         and administrative         (25.6)     (15.3)     (41.4)    (29.4)
      Unallocated merger
         expenses                      -          -          -        1.0
                                  -------    -------    -------   -------
      Operating income            $   8.9    $ 111.1    $  41.6   $ 227.9
                                  =======    =======    =======   =======

          Total assets by segment were as follows (in millions):

                                   June 30,    December 31,
                                     1999          1998
                                  ---------    ------------
      Deepwater                   $ 2,593.3     $ 2,078.6
      Shallow water                   959.0       1,038.5
      Inland water                    210.1         251.2
      Engineering services
         and land operations          156.8         156.9
      Development                       4.8          10.5
      Corporate                       783.3         173.6
                                  ---------     ---------
         Total                    $ 4,707.3     $ 3,709.3
                                  =========     =========

          For the three and six months ended June 30, 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $38.6 million and $82.0 million, respectively, reported in the engineering services and land operations segment, accounted for 17.0% and 17.4%, respectively, of the Company's consolidated operating revenues.

G)   EARNINGS PER SHARE

          The following table summarizes the basic and diluted per share computations for income from continuing operations before extraordinary loss for the three and six month periods ended June 30, 1999 and 1998 (in millions except per share amounts):

                                        Three Months        Six Months
                                       Ended June 30,      Ended June 30,
                                     -----------------   ------------------
                                       1999      1998      1999       1998
                                     -------   -------   -------    -------
Numerator:
Income (loss) from continuing
  operations before
   extraordinary  loss               $ (14.2)  $  59.9   $ (10.9)   $ 121.4
Dividends and accretion on
  preferred stock                       (9.1)       -       (9.1)        -
                                     -------   -------   -------    -------
Income (loss) from continuing
  operations before extraordinary
    loss - basic                       (23.3)     59.9     (20.0)     121.4
Interest on convertible debentures        -         -         -         2.1
                                     -------   -------   -------    -------
Income (loss) from continuing
  operations before extraordinary
   loss  -  diluted                  $ (23.3)  $  59.9   $ (20.0)   $ 123.5
                                     =======   =======   =======    =======
Denominator:
Weighted average common
    shares outstanding - basic         192.6     165.3     192.5      165.1
Outstanding stock options and
    restricted stock awards              1.1       1.3       1.0        1.4
Convertible debentures                    -         -         -         1.0
                                     -------   -------   -------    -------
Weighted average common
    shares outstanding - diluted       193.7     166.6     193.5      167.5
                                     =======   =======   =======    =======
Earnings per share:
Income (loss) from continuing operations
  before extraordinary loss:
       Basic                         $  (.12)  $   .36   $  (.10)   $   .74
       Diluted                       $  (.12)  $   .36   $  (.10)   $   .74


          The Warrants were not included in diluted earnings per share for the three and six month periods ended June 30, 1999 as they were anti-dilutive during these periods.

H)   STOCK AWARDS

          During the first six months of 1999, the Company granted stock options, with respect to the Company's common stock, of approximately 7.4 million shares to certain employees of the Company and approximately .5 million shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $6.15625 to $10.0625 per share (the market price on the date of grants). All such options expire ten years from the date of grant.

          In the second quarter of 1999, a wholly-owned indirect subsidiary of the Company made awards of restricted stock of the subsidiary to certain directors, officers and employees of the Company, as well as awards of restricted stock to certain former directors of Reading & Bates Corporation who served in such capacity prior to completion of the merger with Falcon Drilling Company, Inc. in December 1997. Such award comprised of approximately 13.75% of the outstanding common stock of such subsidiary. The awards vested upon issuance, but are subject to restrictions on sale or transfer for a period of six months following the date of the award. As a result, the Company incurred $1.5 million of expense which has been included in general and administrative expenses for the three and six month periods ended June 30, 1999.

I)   RESTRUCTURING EXPENSES

          On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's president and chief executive officer, had agreed to resign from these officer positions effective May 31, 1999. On May 19, 1999, Mr. Paul B. Loyd, Jr., the Company's chairman of the board, was elected as the Company's chief executive officer, and Mr. Andrew Bakonyi was elected as president and chief operating officer. Mr. Webster will remain a director of the Company.

          As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1999, the related consolidated statement of operations for the three and six month periods ended June 30, 1999 and 1998 and the related consolidated statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/Arthur Andersen LLP
Arthur Andersen LLP

Houston, Texas
July 23, 1999



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions

     Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which created significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

     Utilization of the Company's domestic jack-up fleet has declined from approximately 93% in the second quarter of 1998 to approximately 40% in the second quarter of 1999, and dayrates have declined from an average of $36,000 during the second quarter of 1998 to an average of $12,000 during the second quarter of 1999. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 80% in the second quarter of 1998 to approximately 25% in the second quarter of 1999. As a result, the Company experienced a decline in operating revenues from the first six months of 1998 to the first six months of 1999 (see Results of Operations below).

Results of Operations

                SIX MONTHS ENDED JUNE 30, 1999 COMPARED
                  TO SIX MONTHS ENDED JUNE 30, 1998

     The Company's net loss for the six months ended June 30, 1999 was $12.6 million ($.11 loss per diluted share after preferred stock dividends and accretion of $9.1 million) compared with net income of $108.2 million ($.66 per diluted share) for the same period of 1998. Included in the results for the six months ended June 30, 1999 was a $1.7 million extraordinary loss due to the extinguishment of debt obligations. Included in the results for the six months ended June 30, 1998 was a $22.0 million extraordinary loss due to the extinguishment of debt obligations and $8.8 million of income related to discontinued operations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the six months ended June 30, 1999 compared to the same period in 1998 despite a $158.8 million revenue increase generated from the purchase of Cliffs Drilling in December 1998. The revenue decrease is primarily due to lower utilization and dayrates in the shallow water and inland water segments. Partially offsetting the decrease was $7.2 million of revenue recorded in the first quarter of 1999 for the early termination of a drilling contract for one of its third-generation semisubmersibles. For the six months ended June 30, 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $82.0 million, reported in the engineering services and land operations segment, accounted for 17.4% of the Company's total operating revenues.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance and overhauls of equipment are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for a unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding revenue is recognized, in which case such costs are expensed as incurred.

     The increase in operating expenses for the six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the purchase of Cliffs Drilling in December 1998, partially offset by lower operating expenses in the shallow water and inland water segments due to lower utilization. Included as a reduction of operating expenses for the six months ended June 30, 1999 is an $8.3 million gain in the shallow water segment due to the W.D. Kent derrick equipment casualty. Such casualty occurred in the third quarter of 1997 as a result of a blowout and fire. Also included in operating expenses for the six months ended June 30, 1999 is $2.4 million of expense in the inland water segment relating to a reserve for potentially uncollectable receivables.

      Depreciation and amortization expense increased for the six months ended June 30, 1999 as compared to the same period in 1998. Such increase is primarily due to the purchase of Cliffs Drilling in December 1998 and the purchase and/or significant upgrades of offshore and inland marine vessels during 1998.

     General & administrative expense increased for the six months ended June 30, 1999 as compared to the same period in 1998. Such increase is due to $6.6 million of executive termination expense, $1.5 million of employee incentive compensation expense and the purchase of Cliffs Drilling in December 1998.

     Interest expense increased for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to increased average debt balances outstanding and increased average interest rates, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Interest income increased for the six months ended June 30, 1999 as compared to the same period in 1998 due to increased cash and short-term investment balances during the period.

     Income from equity investees plus related income increased for the six months ended June 30, 1999 as compared to the same period in 1998 due to the Deepwater Pathfinder and the Deepwater Frontier both of which commenced operations in the latter part of the first quarter of 1999.

     Income tax expense decreased for the six months ended June 30, 1999 as compared to the same period in 1998 due to the decrease in the Company's pretax income.

     Income from discontinued operations for the six months ended June 30, 1998 was the reversal of accrued estimated losses from operations until disposal resulting from the accounting requirements for recontinuance.

     Extraordinary losses for the six months ended June 30, 1999 of $1.7 million, after a tax benefit of $.9 million, (see Note B of Notes to Consolidated Financial Statements) and for the six months ended June 30, 1998 of $22.0 million, after a tax benefit of $11.9 million, are both due to the extinguishment of prior debt obligations in connection with the issuance of new debt obligations.


               THREE MONTHS ENDED JUNE 30, 1999 COMPARED
                 TO THREE MONTHS ENDED JUNE 30, 1998

     The Company's net loss for the three months ended June 30, 1999 was $14.2 million ($.12 loss per diluted share after preferred stock dividends and accretion of $9.1 million) compared with net income of $38.4 million ($.23 per diluted share) for the same period of 1998. Included in the results for the three months ended June 30, 1998 was a $22.0 million extraordinary loss due to the extinguishment of debt obligations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the three months ended June 30, 1999 compared to the same period in 1998 despite a $79.0 million revenue increase generated from the purchase of Cliffs Drilling in December 1998. The revenue decrease is primarily due to lower utilization and dayrates in the shallow water and inland water segments. For the three months ended June 30, 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $38.6 million, reported in the engineering services and land operations segment, accounted for 17.0% of the Company's total operating revenues.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is able to significantly reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance and overhauls of equipment are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for a unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding revenue is recognized, in which case such costs are expensed as incurred.

     The increase in operating expenses for the three months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the purchase of Cliffs Drilling in December 1998, partially offset by lower operating expenses in the shallow water and inland water segments due to lower utilization. Included as a reduction of operating expenses for the three months ended June 30, 1999 is an $8.3 million gain in the shallow water segment due to the W.D. Kent derrick equipment casualty. Such casualty occurred in the third quarter of 1997 as a result of a blowout and fire. Also included in operating expenses for the three months ended June 30, 1999 is $2.4 million of expense in the inland water segment relating to a reserve for potentially uncollectable receivables.

      Depreciation and amortization expense increased for the three months ended June 30, 1999 as compared to the same period in 1998. Such increase is primarily due to the purchase of Cliffs Drilling in December 1998 and the purchase and/or significant upgrades of offshore and inland marine vessels during 1998.

     General & administrative expense increased for the three months ended June 30, 1999 as compared to the same period in 1998. Such increase is due to $6.6 million of executive termination expense, $1.5 million of employee incentive compensation expense and the purchase of Cliffs Drilling in December 1998.

     Interest expense increased for the three months ended June 30, 1999 as compared to the same period in 1998 primarily due to increased average debt balances outstanding and increased average interest rates, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Interest income increased for the three months ended June 30, 1999 as compared to the same period in 1998 due to increased cash and short-term investment balances during the period.

     Income from equity investees plus related income increased for the three months ended June 30, 1999 as compared to the same period in 1998 due to the Deepwater Pathfinder and the Deepwater Frontier both of which commenced operations in the latter part of the first quarter of 1999.

     Income tax expense decreased for the three months ended June 30, 1999 as compared to the same period in 1998 due to the decrease in the Company's pretax income.

Liquidity And Capital Resources

     Cash Flows

     Net cash provided by operating activities was $112.8 million for the six months ended June 30, 1999 compared to $90.2 million for the same period in 1998. Despite the decrease in net income, net cash provided by operating activities increased primarily due to changes in the components of working capital.

     Net cash used in investing activities was $767.0 million for the six months ended June 30, 1999 compared to $498.0 million for the same period in 1998. The increase is primarily due to the purchase of short-term investments coupled with investments and advances of approximately $149.3 million made to the joint venture that operates the Deepwater Frontier.

     Net cash provided by financing activities was $980.0 million for the six months ended June 30, 1999 compared to $445.3 million for the same period in 1998. The increase is due to proceeds received from the $1.0 billion debt offering and the $300.0 million preferred stock offering, offset by the repayment of certain existing debt obligations (see below).

    Debt Issuance

     On March 26, 1999, the Company issued three series of senior notes with an aggregate principal amount of $1.0 billion. The senior notes consisted of $400.0 million of 11% senior secured notes due
2006, $400.0 million of 11.375% senior secured notes due 2009 and $200.0 million of 12.25% senior notes due 2006 (collectively, the "Senior Notes"). The $800.0 million senior secured notes are collateralized by ten of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $971.5 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. See Note B of Notes to Consolidated Financial Statements.

     Preferred Stock Issuance

     On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. The Warrants became exercisable on July 7, 1999, the date in which the registration of the Preferred Stock with the Securities and Exchange Commission was declared effective. The Warrants expire on, and the Preferred Stock must be redeemed by, May 1, 2009.

     Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Accrued and unpaid dividends for the three and six months ended June 30, 1999 were $8.0 million. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.3 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization expense for the three and six months ended June 30, 1999 was $1.1 million. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

     The Company may redeem the Preferred Stock beginning May 1, 2004. The initial redemption price is 106.938% of the liquidation preference, declining thereafter to 100% on or after May 1, 2007, in each case plus accrued and unpaid dividends to the redemption date. In addition, on or before May 1, 2002, the Company may redeem shares of the Preferred Stock having an aggregate liquidation preference of up to $105.0 million at a price equal to 113.875% of its liquidation preference, plus accrued and unpaid dividends to the redemption date, with proceeds from one or more public equity offerings.

     Capital Expenditure Commitments

     The Company has numerous projects under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                  Water Depth    Estimated   Contract         Expenditures
                  Capability      Delivery     Term  Estimated   through
                    (feet)          Date      (years)  Cost    June 30, 1999
                    ------          ----      -------  ----    -------------
Drillships:                                             (in millions)
 DEEPWATER
   PATHFINDER (1)   10,000       Delivered       5  $  280.0    $  269.3
 DEEPWATER
   FRONTIER (2)     10,000       Delivered      2.5    265.0       252.6
 DEEPWATER
   MILLENNIUM       10,000       Delivered     4 (3)   280.0       251.7
 DEEPWATER
   DISCOVERY        10,000   3rd quarter 2000    3     305.0       117.6
 DEEPWATER
   EXPEDITION        9,200   3rd quarter 1999    6     230.0       199.1
   (formerly PEREGRINE IV)
 PEREGRINE VII (4)   8,200   4th quarter 1999    -     300.0       243.2
Semisubmersibles:
 FALCON 100 (5)     2,450       Delivered        -     125.0       120.5
 DEEPWATER NAUTILUS 8,000    4th quarter 1999    5     330.0       178.5
   (formerly RBS8M)
 DEEPWATER HORIZON  8,000    4th quarter 2000    3     335.0        21.0
   (formerly RBS8D)                                ---------   ---------
                                                   $ 2,450.0   $ 1,653.5
                                                   =========   =========

 (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
 (2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this rig for two and one half of the first five years after delivery. Conoco used the rig to drill a well after the rig's delivery, and the Company will use it for the next 12 months. After this period, Conoco and the Company will alternate the use of this rig. The Company is currently marketing the rig for the periods during which it is obligated to use the rig.
 (3) Statoil will use this drillship for the first three years after delivery, then the Company will alternate use of the rig with Statoil every six months for the next two years.
 (4) On April 15, 1999, BP Amoco cancelled its contract with the Company for this drillship in accordance with the contract's terms because the drillship had not been delivered on time. The Company is currently marketing this rig for work.
 (5) In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to evaluate the Company's rights under the contract.

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

     Liquidity

     During the first six months of 1999, the Company received net proceeds of approximately $1.3 billion from the issuance of the Senior Notes and Preferred Stock. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. As of June 30, 1999, the Company had $681.3 million of cash, cash equivalents and short-term investments.

     The Company is currently in the process of completing two project financings. One financing in the amount of approximately $270.0 million is in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a $50.0 million letter of credit. Proceeds of such financing would be used in part to repay advances made to the joint venture which operates the Deepwater Frontier, which is owned 60% by the Company and 40% by Conoco. The second financing in the amount of approximately $250.0 million is a project financing that would be collateralized by the semisubmersible Deepwater Nautilus (formerly RBS8M), as well as the drilling contract revenues from such rig. The Company is also considering certain asset sales, including the Seillean, Iolair and domestic boat business.

     The Company is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 to total approximately $475.0 million.

     The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, expected proceeds from the two project financings and potential asset sales will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances from the various sources mentioned above, it will most likely use a portion of the excess to retire debt obligations.

     Other

     In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company has recontracted the Jack Bates to Mobil for one well at a dayrate of $156,000 and for another well at a dayrate of $69,000. These contracts are without prejudice to either party's rights in the dispute over the termination of the original contract. The Company has filed a request for arbitration with the London Court of International Arbitration.

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

     Information Technology Systems. The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, the Company determined that the accounting software utilized by Cliffs Drilling required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.3 million, the majority of which was capitalized. Software replacements in Cliffs Drilling's foreign offices will be completed during 1999 at a total cost of approximately $.5 million. The Company additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. Company personnel have completed the majority of these modifications and the remaining non-compliant software will be undergoing a previously planned upgrade in August 1999.

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

     To facilitate the embedded technology systems investigation, the Company hired an additional employee whose primary responsibility is the evaluation of these technology systems. This evaluation was completed in the second quarter of 1999. The equipment evaluated did not demonstrate any equipment failures or other significant Y2K compliance issues. Based on these evaluations, the Company estimates that the total cost to replace or upgrade non-compliant embedded technology systems will be less than $.5 million.

     Third Party Systems. The Company is contacting third parties with which it has substantial relationships to determine what actions may be needed to mitigate its risks relating to the effects third party technology failures may have on the Company. The Company sent out requests for information to all of its electrical and electronic contractors in August 1998 and has received information from 85% of them regarding their Y2K efforts. Questionnaires were sent in the first quarter of 1999 to all of the Company's suppliers and third party vendors. Based on the responses received thus far, it is evident that our contractors and suppliers are placing a priority on achieving Y2K compliance. In the event the Company's major suppliers or customers do not successfully and timely achieve Y2K compliance, the Company's operations could be adversely affected.

     Contingency Plans. The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences. The Company has accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-based approach has identified those items where absolute compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities. These contingency plans were completed in the second quarter of 1999.

     In addition to the safety related contingency plans directly related to uncertainties with equipment, the Company maintains plans for all critical safety equipment as part of its normal business. These critical safety plans are currently being modified to fit the Y2K criteria. These modifications primarily include: having personnel standing by at critical equipment stations before the specified time changes, having no crane lifts in operation and having all drilling units in a non-drilling mode. Failure of this type of equipment, whether related to normal operational risk or Y2K problems, must be managed with contingency planning. For this reason, additional risk due to the Y2K issue does not measurably affect the risk to personnel or equipment beyond the normal failure due to other causes.

Other

      On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's president and chief executive officer, had agreed to resign from these officer positions effective May 31, 1999. On May 19, 1999, Mr. Paul B. Loyd, Jr., the Company's chairman of the board, was elected as the Company's chief executive officer, and Mr. Andrew Bakonyi was elected as president and chief operating officer. Mr. Webster will remain a director of the Company.

      As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations. See Results of Operations above.

     In June 1999, one of the Company's inland drilling barges was lost as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company believes that such loss and clean-up expenses related thereto will not have a material adverse impact on the Company's financial condition. In addition, the Company believes that adequate physical damage and liability insurance coverage is in place to cover the loss of the drilling barge. The Company expects to record a gain of approximately $17.0 million in the third quarter of 1999 if receipt of insurance proceeds is assured.

     In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. Much of the equipment originally ordered has already been directed to other construction projects. As of June 30, 1999, the Company had approximately $61.7 million remaining of such surplus drilling equipment. The Company expects to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined that some of the surplus equipment is not usable for other projects or as spare parts, the Company could incur a write-off or write-down of such equipment. At present, it is not possible to determine the likelihood or quantify the amount of any such potential write-off.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of June 30, 1999 (dollars in millions):

                                                                      Estimated
                                                                         Fair
                                                                       Value at
                                                                       June 30,
               1999   2000   2001   2002   2003  Thereafter   Total      1999
              ------ ------ ------ ------ ------ ---------- --------- ---------
Fixed Rate Debt:
 Amount       $   -  $  1.5 $  5.2  $  -  $ 550.1 $ 2,150.0 $ 2,706.8 $ 2,449.2
 Average
   interest
   rate       7.000% 8.000% 9.750%     -   8.340%   9.392%    9.179%
Variable Rate Debt:
 Amount       $  2.1 $  4.3 $  4.3 $   .4 $    -  $    -    $    11.1 $    11.1
 Average
   interest
   rate       7.000% 7.000% 7.000% 7.000%      -       -      7.000%


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

Item 4.  Results of Votes of Security Holders

      At the annual meeting of stockholders of R&B Falcon Corporation, held on May 19, 1999, three Class II directors were elected by a vote of common stockholders, as outlined in the Company's Proxy Statement relating to such annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 161,516,285, 161,515,291 and 161,515,790 votes for each of Mr. Chavkin, Mr. Laqueur and Mr. Ziegler, respectively, and 3,606,414, 3,607,408 and 3,606,909 votes withheld from each of such nominees, respectively. In addition, three proposals were voted upon: (i) a proposal to approve the Company's 1999 Employee Long-Term Incentive Plan, with 143,358,920 votes for the proposal, 21,050,753 votes against the proposal and 713,025 abstentions, (ii) a proposal to approve the Company's 1999 Director Long-Term Incentive Plan, with 157,627,609 votes for the proposal, 6,630,313 votes against the proposal and 864,775 abstentions and (iii) a proposal to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 1999, with 164,277,382 votes for the proposal, 487,332 votes against the proposal and 357,985 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

     4.1 - Certificate of Designation of R&B Falcon Corporation filed with the Secretary of State of the State of Delaware on April 22, 1999. (Filed as exhibit 4.3 to R&B Falcon Corporation's Registration Statement on Form S-4, registration number 333-81179 and incorporated herein by reference.)

     4.2 - Form of Registrant's 13-7/8% Senior Cumulative Redeemable Preferred Stock Certificate.

     10.1 - Termination Agreement dated as of May 31, 1999 between Steven A. Webster and Registrant.

     10.2 - Termination Agreement dated as of May 31, 1999 between Robert F. Fulton and Registrant.

     10.3 - Termination Agreement dated as of June 30, 1999 between Leighton E. Moss and Registrant.

     10.4 - Termination Agreement dated as of July 31, 1999 between Douglas E. Swanson and Cliffs Drilling Company.

     15   - Letter  regarding unaudited interim financial information.

     27   - Financial  Data Schedule.  (Exhibit 27 is being  submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b) Reports on Form 8-K

        R&B Falcon filed four Current Reports on Form 8-K during the three months ended June 30, 1999: (1) Report filed April 19, 1999 announcing the private placement of $300.0 million of preferred stock; (2) Report filed April 21, 1999 announcing that BP Amoco canceled its drilling contract with the Peregrine VII and that Petrobras may seek to cancel its drilling contract with the Falcon 100; (3) Report filed May 20, 1999 announcing a change in auditors for Cliffs Drilling; (4) Report filed May 21, 1999 announcing that Petrobras canceled its drilling contract with the Falcon 100.


                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      R&B FALCON CORPORATION



Date:  August 11, 1999                By /s/T. W. Nagle
                                         ----------------------
                                         T. W. Nagle
                                         Executive Vice
                                         President and
                                         Chief Financial Officer