Form 10-Q
period 1999-09-30
R&B FALCON CORP
filed 1999-11-12
CIK 1045361

======================================================================


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            ---------------

                              FORM 10-Q

(Mark One)
  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999
                                  or
  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934



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


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                  AT OCTOBER 31, 1999:  193,628,687


======================================================================


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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

      The financial statements for the three and nine month periods ended September 30, 1999 and 1998, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1999 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.



                           R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                               (in millions)

                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1999        1998
                                               -------------  ------------
                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents, gross              $   830.6    $   177.4
   Less cash dedicated to capital projects          (184.8)          -
                                                 ---------    ---------
   Cash and cash equivalents, net                    645.8        177.4
   Short-term investments                             32.2           -
   Accounts receivable:
    Trade, net                                       165.9        197.0
    Other                                             78.2         73.5
   Materials and supplies inventory                   45.4         36.1
   Drilling contracts in progress                     15.8         29.5
   Other current assets                               16.6         25.0
                                                 ---------    ---------
    Total current assets                             999.9        538.5
                                                 ---------    ---------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
   INVESTEES                                          86.3         28.2
                                                 ---------    ---------
PROPERTY AND EQUIPMENT:
   Drilling                                        3,869.0      3,369.2
   Other                                             246.2        181.1
                                                 ---------    ---------
    Total property and equipment                   4,115.2      3,550.3
   Accumulated depreciation                         (625.3)      (519.4)
                                                 ---------    ---------
    Net property and equipment                     3,489.9      3,030.9
                                                 ---------    ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION             73.6         70.6
                                                 ---------    ---------
DEFERRED CHARGES AND OTHER ASSETS                    263.1         45.8
                                                 ---------    ---------
TOTAL ASSETS                                     $ 4,912.8    $ 3,714.0
                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Short-term obligations                        $      -     $   123.4
   Long-term obligations due within one year          13.0          6.3
   Accounts payable - trade                           95.2         83.1
   Accrued liabilities                               168.0        140.4
                                                 ---------    ---------
    Total current liabilities                        276.2        353.2

LONG-TERM OBLIGATIONS                              2,942.6      1,866.2

OTHER NONCURRENT LIABILITIES                          37.9         39.2

DEFERRED INCOME TAXES                                 97.9        142.4
                                                 ---------    ---------
    Total liabilities                              3,354.6      2,401.0
                                                 ---------    ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                     52.5         62.8
                                                 ---------    ---------
REDEEMABLE PREFERRED STOCK                           256.3           -
                                                 ---------    ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                         1.9          1.9
  Capital in excess of par value                   1,112.6      1,061.5
  Retained earnings                                  142.9        199.1
  Other                                               (8.0)       (12.3)
                                                 ---------    ---------
   Total stockholders' equity                      1,249.4      1,250.2
                                                 ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,912.8    $ 3,714.0
                                                 =========    =========

The accompanying notes are an integral part of the interim consolidated financial statements.



                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    ------------------    ------------------
                                      1999       1998       1999       1998
                                    -------    -------    -------    -------
OPERATING REVENUES:
 Deepwater                          $  93.6    $ 100.9    $ 270.1    $ 297.9
 Shallow water                         41.0       88.8      156.1      306.0
 Inland water                          28.3       53.7       84.7      199.7
 Engineering services and
   land operations                     51.2         .1      173.4         .3
 Development                             .1         -          .2         -
                                    -------    -------    -------    -------
    Total operating revenues          214.2      243.5      684.5      803.9
                                    -------    -------    -------    -------
COSTS AND EXPENSES:
 Deepwater                             43.0       52.2      126.4      140.3
 Shallow water                         34.2       40.0      116.2      119.6
 Inland water                           9.6       41.8       65.6      126.0
 Engineering services and
   land operations                     37.9         .2      126.9         .4
 Development                             .2        7.6        2.5       15.6
 Cancellation of conversion
   projects                            31.7       85.8       31.7       85.8
 Depreciation and amortization         39.7       24.1      114.3       68.1
 General and administrative            14.0       15.0       55.3       44.4
 Merger expenses                         -          -          -        (1.0)
                                    -------    -------    -------    -------
     Total costs and expenses         210.3      266.7      638.9      599.2
                                    -------    -------    -------    -------
OPERATING INCOME (LOSS)                 3.9      (23.2)      45.6      204.7
                                    -------    -------    -------    -------
OTHER INCOME (EXPENSE):
 Interest expense, net of
   capitalized interest               (45.2)     (13.9)    (116.5)     (43.0)
 Interest income                        9.7        2.6       24.6        7.6
 Income from equity investees
   plus related income                  2.7         -         9.0         -
 Other, net                             (.4)       (.3)       (.7)       (.1)
                                    -------    -------    -------    -------
      Total other income (expense)    (33.2)     (11.6)     (83.6)     (35.5)
                                    -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST AND
  EXTRAORDINARY LOSS                  (29.3)     (34.8)     (38.0)     169.2
                                    -------    -------    -------    -------
INCOME TAX EXPENSE  (BENEFIT):
 Current                               11.4       16.5       30.0       28.9
 Deferred                             (22.1)     (26.2)     (43.8)      38.9
                                    -------    -------    -------    -------
      Total income tax
        expense (benefit)             (10.7)      (9.7)     (13.8)      67.8
                                    -------    -------    -------    -------
MINORITY INTEREST                      (3.8)      (3.1)      (9.1)      (8.2)
                                    -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE
 EXTRAORDINARY LOSS                   (22.4)     (28.2)     (33.3)      93.2
INCOME FROM DISCONTINUED OPERATIONS      -         7.7         -        16.5
EXTRAORDINARY LOSS, NET OF
  TAX BENEFIT                            -          -        (1.7)     (22.0)
                                    -------    -------    -------    -------
NET INCOME (LOSS)                     (22.4)     (20.5)     (35.0)      87.7
DIVIDENDS AND ACCRETION ON
 PREFERRED STOCK                       12.1         -        21.2         -
                                    -------    -------    -------    -------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS             $ (34.5)   $ (20.5)   $ (56.2)   $  87.7
                                    =======    =======    =======    =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations          $  (.18)   $  (.17)   $  (.28)   $   .56
     Discontinued operations            -          .05        -          .10
     Extraordinary loss                 -          -         (.01)      (.13)
                                    -------    -------    -------    -------
       Net income (loss)            $  (.18)   $  (.12)   $  (.29)   $   .53
                                    =======    =======    =======    =======
  Diluted:
    Continuing operations           $  (.18)   $  (.17)   $  (.28)   $   .56
    Discontinued operations             -          .05        -          .10
    Extraordinary loss                  -          -         (.01)      (.13)
                                    -------    -------    -------    -------
       Net income (loss)            $  (.18)   $  (.12)   $  (.29)   $   .53
                                    =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                             192.8      165.3      192.6      165.2
                                    =======    =======    =======    =======
    Diluted                           192.8      165.3      192.6      166.4
                                    =======    =======    =======    =======

The accompanying notes are an integral part of the interim consolidated financial statements.



                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                               $   (35.0)   $    87.7
    Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
     Depreciation and amortization                      114.3         68.1
     Deferred income taxes                              (44.5)        38.9
     Gain on dispositions of property and equipment     (18.9)        (3.0)
     Cancellation of conversion projects                 31.7         85.8
     Recognition of deferred expenses                    10.5          9.2
     Deferred compensation                                4.5           -
     Income from equity investees plus
       related income                                    (9.0)          -
     Minority interest in income of
       consolidated subsidiaries                          9.1          8.2
     Dryhole and exploration expenses
       relating to oil and gas properties                  -          13.2
     Income from discontinued operations                   -         (16.5)
     Extraordinary loss from extinguishment
       of debt, net of tax benefit                        1.7         22.0
     Changes in assets and liabilities:
       Accounts receivable, net                          51.8        (43.4)
       Materials and supplies inventory                  (9.3)       (13.9)
       Drilling contracts in progress                    13.6           -
       Deferred charges and other assets                (25.8)       (21.7)
       Accounts payable - trade                           6.6        (16.5)
       Accrued liabilities                              (24.9)          .1
       Accrued interest                                  41.2         23.8
       Income taxes                                       3.9         (5.4)
       Other, net                                        (1.1)         (.6)
                                                    ---------    ---------
         Net cash provided by operating activities      120.4        236.0
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment               10.1          3.7
    Purchases of property and equipment,
      exclusive of noncash items                       (624.3)      (845.9)
    Increase in cash dedicated to capital projects     (184.8)          -
    Purchase of short-term investments                  (32.2)       (36.6)
    Increase in investments in and advances to
     unconsolidated investees                           (49.1)          -
                                                    ---------    ---------
        Net cash used in investing activities          (880.3)      (878.8)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on revolving credit facilities         (150.0)      (222.0)
   Increase (decrease) in short-term obligations       (123.4)       113.6
   Proceeds from long-term obligations                1,250.0      1,094.0
   Net proceeds from issuance of preferred stock        288.8           -
   Principal payments on long-term obligations          (18.0)      (303.2)
   Premium paid on debt extinguishment                     -         (25.1)
   Distribution to minority shareholders of
    consolidated subsidiaries, net of contributions     (19.4)        (4.0)
   Other                                                   .3          1.7
                                                    ---------    ---------
     Net cash provided by financing activities        1,228.3        655.0
                                                    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               468.4         12.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        177.4         55.5
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   645.8    $    67.7
                                                    =========    =========
Supplemental Cash Flow Disclosures:
    Interest paid                                   $    69.7    $    17.0
    Income taxes paid                               $    27.1    $    29.5
    Purchase of property and equipment in
      exchange for debt or equity                   $     9.2    $    35.5


The accompanying notes are an integral part of the interim consolidated financial statements.


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - In the second quarter of 1999, the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade") declared a distribution of $27.8 million, of which the Company received $17.6 million, net of withholding taxes. At September 30, 1999, Arcade's cash, cash equivalents and short-term investments balance was $32.5 million.

          In the third quarter of 1999, the Company completed the project financing for the Deepwater Nautilus (see Note C) and the Deepwater Frontier (which the Company owns 60%) and as a result $184.8 million of the Company's cash at September 30, 1999 was restricted as to use. Such amount consists of $134.8 million related to the financing of the Deepwater Nautilus and will be used for capital expenditures and certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been reclassified to Other Assets.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company in December 1998 (see Note B). Goodwill has increased $3.0 million since December 31, 1998. Such increase represents revisions to the estimate in the initial purchase price allocation offset by $1.4 million of amortization.

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

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended September 30, 1999 and 1998 was $22.5 million and $12.2 million, respectively and for the nine months ended September 30, 1999 and 1998 was $58.5 million and $27.5 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs (see Note
     C).

          GAIN ON DRILLING BARGE CASUALTY - In June 1999, one of the Company's inland drilling barges was declared a total loss as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company's physical damage insurance covered the loss of the barge and as a result the Company recorded a gain of approximately $16.1 million in the third quarter of 1999.

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B)   BUSINESS COMBINATION

          On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"). The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date.

          Pro forma consolidated operating results of the Company and Cliffs Drilling for the nine months ended September 30, 1998, assuming the Cliffs Drilling transaction occurred as of January 1, 1998, are as follows (in millions except per share amounts):
                                              Nine Months Ended
                                              September 30, 1998
                                              ------------------
          Operating revenues                     $ 1,073.1
          Income from continuing operations
            before extraordinary loss                133.1
          Net income                                 127.6
          Net income per common share:
          Basic                                        .69
          Diluted                                      .69

          The pro forma information for the nine months ended September 30, 1998 includes adjustments for additional depreciation of $4.0 million based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $1.4 million and a reduction in income taxes of $1.9 million. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

C)   LONG-TERM OBLIGATIONS

                                                   (in millions)
                                                   -------------
     Debt obligations at December 31, 1998           $ 1,872.5
       Proceeds from debt offering (1)                 1,000.0
       Proceeds from credit facility (2)                 200.0
       Proceeds from project financing (3)               250.0
       Payment on retired credit facility (2)           (350.0)
       Payments on debt obligations other
         than credit facility                            (18.0)
       Other                                               1.1
                                                     ---------
     Debt obligations at September 30, 1999            2,955.6
       Less long-term obligations
         due within one year                             (13.0)
                                                     ---------
     Long-term obligations at September 30, 1999     $ 2,942.6
                                                     =========

     (1) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "Senior Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 and $400.0 million of 11.375% Senior Secured Notes due 2009 (collectively the "Secured Notes"). The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to ten separate loan agreements, each of which is secured by one of the Company's drilling rigs or the construction contract to build a drilling rig. The Company also guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the Senior Notes and Secured Notes. As a result, the Company received net proceeds of approximately $971.5 million after deducting offering expenses. The Company used the proceeds to repay existing indebted-ness of $350.0 million of long-term obligations, $125.0 million of short-term obligations (see Note D) and the Company's portion ($81.0 million) of an interim facility for the construction of the Deep-water Frontier. Remaining proceeds will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999 which consisted of the write-off of unamortized debt issuance costs.
     (2) During the first quarter of 1999, the Company drew the remaining $200.0 million available under its $350.0 million revolving credit facility. The Company retired such facility during the first quarter with proceeds from the Senior Notes and Secured Notes.
     (3) In August 1999, the Company completed a $250.0 million project financing for the construction the Deepwater Nautilus in which the Company received net proceeds of approximately $245.5 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments commencing in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig.

D)   SHORT-TERM OBLIGATIONS

           During the first quarter of 1999, the Company drew the remaining $1.6 million available under its $125.0 million short-term credit facility for the construction of the Deepwater Millennium. In March 1999, the Company repaid such facility with proceeds from the Senior Notes and Secured Notes.

E)   PREFERRED STOCK

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

          Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid through September 30, 1999 were $11.4 million and were paid by the issuance of additional shares of Preferred Stock. Dividends accrued during the three and nine month periods ended September 30, 1999 were $10.7 million and $18.7 million, respectively. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization expense for the three and nine month periods ended September 30, 1999 was $1.4 million and $2.5 million, respectively. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

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

F)   CANCELLATION OF CONVERSION PROJECTS

          In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company has determined that a portion of such surplus equipment is not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999. As of September 30, 1999, the Company had approximately $55.4 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

          In September 1999, the Company sold the Peregrine X (with the hull being the primary remaining asset) for approximately $5.8 million. As a result of the sale, the Company recorded a loss of $6.1million that has been included in the cancellation of conversion projects in the Consolidated Statement of operations.

G)   SEGMENT INFORMATION

           Segment information for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in millions):

                                Three Months Ended  Nine Months Ended
                                  September 30,        September 30,
                                -----------------   -----------------
                                  1999      1998      1999      1998
                                -------   -------   -------   -------
   Operating revenues by segment:
     Deepwater                  $  93.6   $ 100.9   $ 270.1   $ 297.9
     Shallow water                 42.5      88.8     159.2     306.0
     Inland water                  28.7      53.7      85.5     199.7
     Engineering services
       and land operations         51.2        .1     173.4        .3
     Development                     .1        -         .2        -
     Intersegment                  (1.9)       -       (3.9)       -
                                -------   -------   -------   -------
       Total operating revenues $ 214.2   $ 243.5   $ 684.5   $ 803.9
                                =======   =======   =======   =======

   Operating income (loss) by segment:
     Deepwater                  $   3.8   $ (49.0)  $  70.5   $  38.7
     Shallow water                 (7.4)     42.6      (2.7)    168.4
     Inland water                  11.3       6.1      (2.1)     57.2
     Engineering services
       and land operations         11.3       (.1)     40.5       (.1)
     Development                    (.1)     (7.6)     (2.5)    (15.6)
                                -------   -------   -------   -------
                                   18.9      (8.0)    103.7     248.6
     Unallocated depreciation
       and amortization            (1.0)      (.2)     (2.8)      (.5)
     Unallocated general
       and administrative         (14.0)    (15.0)    (55.3)    (44.4)
     Unallocated merger expenses     -         -         -        1.0
                                -------   -------   -------   -------
     Operating income (loss)    $   3.9   $ (23.2)  $  45.6   $ 204.7
                                =======   =======   =======   =======

          Total assets by segment were as follows (in millions):

                                     September 30,  December 31,
                                         1999           1998
                                       ---------     ---------
        Deepwater                      $ 2,817.8     $ 2,079.8
        Shallow water                    1,100.4       1,038.5
        Inland water                       222.3         251.2
        Engineering services
          and land operations              182.5         159.3
        Development                         20.7          11.6
        Corporate                          569.1         173.6
                                       ---------     ---------
           Total                       $ 4,912.8     $ 3,714.0
                                       =========     =========

          In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize 7 of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of September 30, 1999, the Company had completed 24 wells with 11 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

          For the three and nine months ended September 30, 1999, revenues from PDVSA of $38.5 million and $120.5 million, respectively, reported in the engineering services and land operations segment, accounted for 18.0% and 17.6%, respectively, of the Company's consolidated operating revenues.

H)   RESTRUCTURING EXPENSES

          On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's president and chief executive officer, had agreed to resign from these officer positions effective May 31, 1999. On May 19, 1999, Mr. Paul B. Loyd, Jr., the Company's chairman of the board, was elected as the Company's chief executive officer, and Mr. Andrew Bakonyi was elected as president and chief operating officer. Mr. Webster remains a director of the Company.

          As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations.

I)   EARNINGS PER SHARE

          The following table summarizes the basic and diluted per share computations for income from continuing operations before extraordinary loss for the three and nine month periods ended September 30, 1999 and 1998 (in millions except per share amounts):

                                           Three Months        Nine Months
                                        Ended September 30, Ended September 30,
                                        ------------------  ------------------
                                           1999     1998       1999     1998
                                         -------  -------    -------  -------
 Numerator:
 Income (loss) from continuing
   operations before extraordinary loss  $ (22.4) $ (28.2)   $ (33.3) $  93.2
 Dividends and accretion on
   preferred stock                         (12.1)      -       (21.2)      -
                                         -------  -------    -------  -------
 Income (loss) from continuing
   operations before extraordinary
   loss - basic and diluted              $ (34.5) $ (28.2)   $ (54.5) $  93.2
                                         =======  =======    =======  =======
 Denominator:
 Weighted average common shares
   outstanding - basic                     192.8    165.3      192.6    165.2
 Outstanding stock options and
   restricted stock awards                    -        -          -       1.2
                                         -------  -------    -------  -------
 Weighted average common
   shares outstanding - diluted            192.8    165.3      192.6    166.4
                                         =======  =======    =======  =======
 Earnings per share:
 Income (loss) from continuing operations
   before extraordinary loss:
        Basic                            $  (.18) $  (.17)   $  (.28) $   .56
        Diluted                          $  (.18) $  (.17)   $  (.28) $   .56


J)   STOCK AWARDS

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

          In the second quarter of 1999, a wholly-owned indirect subsidiary of the Company made awards of restricted stock of the subsidiary to certain directors, officers and employees of the Company, as well as awards of restricted stock to certain former directors of Reading & Bates Corporation who served in such capacity prior to completion of the merger with Falcon Drilling Company, Inc. in December 1997. Such award comprised of approximately 13.75% of the outstanding common stock of such subsidiary. The awards vested upon issuance, but are subject to restrictions on sale or transfer for a period of six months following the date of the award. As a result, the Company incurred $1.5 million of expense in the second quarter of 1999 which has been included in general and administrative expenses.



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1999, the related consolidated statement of operations for the three and nine month periods ended September 30, 1999 and 1998 and the related consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP

Houston, Texas
October 29, 1999



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Industry Conditions

     Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

     Utilization of the Company's domestic jack-up fleet has declined from approximately 75% in the third quarter of 1998 to approximately 47% in the third quarter of 1999, and dayrates have declined from an average of $33,000 during the third quarter of 1998 to an average of $12,000 during the third quarter of 1999. Dayrates for the Company's domestic barge drilling rig fleet have not declined materially, but utilization of the fleet declined from approximately 52% in the third quarter of 1998 to approximately 27% in the third quarter of 1999. As a result, the Company experienced a decline in operating revenues from the first nine months of 1998 to the first nine months of 1999 (see Results of Operations below).

Results of Operations

          NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
             TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Company's net loss for the nine months ended September 30, 1999 was $35.0 million ($.29 loss per diluted share after preferred stock dividends and accretion of $21.2 million) compared with net income of $87.7 million ($.53 per diluted share) for the same period of 1998. Included in the results for the nine months ended September 30, 1999 was a $1.7 million extraordinary loss due to the extinguishment of debt obligations. Included in the results for the nine months ended September 30, 1998 was a $22.0 million extraordinary loss due to the extinguishment of debt obligations and $16.5 million of income related to discontinued operations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the nine months ended September 30, 1999 compared to the same period in 1998 despite a $225.4 million revenue increase generated from the purchase of Cliffs Drilling in December 1998. The revenue decrease is primarily due to lower utilization and dayrates in the shallow water and inland water segments. Partially offsetting the decrease was $7.2 million of revenue recorded in the first quarter of 1999 for the early termination of a drilling contract for one of its third-generation semisubmersibles. For the nine months ended September 30, 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $120.5 million, reported in the engineering services and land operations segment, accounted for 17.6% of the Company's total operating revenues. See Liquidity and Capital Resources - Other below.

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

     The increase in operating expenses for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to the purchase of Cliffs Drilling in December 1998, partially offset by lower operating expenses fleet wide due to lower utilization and the cold stacking of some of the units. Included as a reduction of operating expenses for the nine months ended September 30, 1999 is an $8.3 million gain in the shallow water segment due to the W.D. Kent derrick equipment casualty. Such casualty occurred in the third quarter of 1997 as a result of a blowout and fire. Also included in operating expenses for the nine months ended September 30, 1999 in the inland water segment is $2.4 million of expense relating to a reserve for potentially uncollectable receivables and a gain of $16.1 million due to the total loss of a drilling barge as a result of a blowout and fire.

     Cancellation of conversion projects expense of $31.7 million for the nine months ended September 30,1999 consisted of the write-down of $25.6 million of surplus equipment relating to the four drillship conversion projects which the Company had cancelled in 1998 and a $6.1 million loss on the sale of the Peregrine X.

     Depreciation and amortization expense increased for the nine months ended September 30, 1999 as compared to the same period in 1998. Such increase is primarily due to the purchase of Cliffs Drilling in December 1998 and the purchase and/or significant upgrades of offshore and inland marine vessels during 1998.

     General & administrative expense increased for the nine months ended September 30, 1999 as compared to the same period in 1998. Such increase is due to $6.6 million of executive
termination   expense,   $1.5  million  of   employee   incentive
compensation expense and the purchase of Cliffs Drilling in December 1998.

     Interest expense increased for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to increased average debt balances outstanding and increased average interest rates, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Interest   income  increased  for  the  nine  months   ended
September 30, 1999 as compared to the same period in 1998 due to increased cash and short-term investment balances during the period.

     Income from equity investees plus related income increased for the nine months ended September 30, 1999 as compared to the same period in 1998 due to the Deepwater Pathfinder and the Deepwater Frontier both of which commenced operations in the latter part of the first quarter of 1999.

     Income taxes resulted in a benefit for the nine months ended
September 30, 1999 as compared to an expense for the same period in 1998 primarily due to the incurrence of losses by the Company in 1999.

     Income from discontinued operations for the nine months ended September 30, 1998 was the reversal of accrued estimated losses from operations until disposal resulting from the accounting requirements for recontinuance of discontinued operations.

     Extraordinary losses for the nine months ended September 30, 1999 of $1.7 million, after a tax benefit of $.9 million, (see Note C of Notes to Interim Consolidated Financial Statements) and for the nine months ended September 30, 1998 of $22.0 million, after a tax benefit of $11.9 million, are both due to the extinguishment of prior debt obligations in connection with the issuance of new debt obligations.


         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
            TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     The Company's net loss for the three months ended September 30, 1999 was $22.4 million ($.18 loss per diluted share after preferred stock dividends and accretion of $12.1 million) compared with a net loss of $20.5 million ($.12 loss per diluted share) for the same period of 1998.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the three months ended September 30, 1999 compared to the same period in 1998 despite a $62.0 million revenue increase generated from the purchase of Cliffs Drilling in December 1998. The revenue decrease is primarily due to lower utilization and dayrates in the shallow water and inland water segments. For the three months ended September 30, 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $38.5 million, reported in the engineering services and land operations segment, accounted for 18.0% of the Company's total operating revenues. See Liquidity and Capital Resources - Other below.

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

     The decrease in operating expenses for the three months ended September 30, 1999 as compared to the same period in 1998 is primarily due to lower operating expenses fleet wide due to lower utilization and the cold stacking of some units, partially offset by the purchase of Cliffs Drilling in December 1998. Also included as a reduction in operating expenses for the three months ended September 30, 1999 is a gain of $16.1 million in the inland water segment due to the total loss of a drilling barge as a result of a blowout and fire.

     Cancellation of conversion projects expense of $31.7 million for the three months ended September 30,1999 consisted of the write-down of $25.6 million of surplus equipment relating to the four drillship conversion projects which the Company had cancelled in 1998 and a $6.1 million loss on the sale of the Peregrine X.

      Depreciation and amortization expense increased for the three months ended September 30, 1999 as compared to the same period in 1998. Such increase is primarily due to the purchase of Cliffs Drilling in December 1998 and the purchase and/or significant upgrades of offshore and inland marine vessels during 1998.

     General & administrative expense decreased for the three months ended September 30, 1999 as compared to the same period in 1998. Such decrease is primarily due to higher employee incentive expense in 1998.

     Interest expense increased for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to increased average debt balances outstanding and increased average interest rates, partially offset by increased capitalized interest related to significant upgrade and new build projects.

     Interest  income  increased  for  the  three  months   ended
September 30, 1999 as compared to the same period in 1998 due to increased cash and short-term investment balances during the period.

     Income from equity investees plus related income increased for the three months ended September 30, 1999 as compared to the same period in 1998 due to the Deepwater Pathfinder and the Deepwater Frontier both of which commenced operations in the latter part of the first quarter of 1999.

     Income tax benefit increased for the three months ended September 30, 1999 as compared to the same period in 1998 despite a decrease in the Company's pretax loss primarily due to the Company recording the tax benefit of the current losses at full statutory rates.

     Income from discontinued operations for the three months ended September 30, 1998 was the reversal of accrued estimated losses from operations until disposal resulting from the accounting requirements for recontinuance of discontinued operations.

Liquidity and Capital Resources

     Cash Flows

     Net cash provided by operating activities was $120.4 million for the nine months ended September 30, 1999 compared to $236.0 million for the same period in 1998. The decrease is primarily due to the decrease in net income as a result of lower dayrates and utilization, offset by the changes in the components of working capital.

     Net cash used in investing activities was $880.3 million for the nine months ended September 30, 1999 compared to $878.8 million for the same period in 1998. The increase is due to
capital   expenditures,  primarily  related  to  the  significant
capital  projects  involving  the  construction  or  upgrade   of
drilling units, the increase in cash dedicated to capital projects which will primarily be used for capital expenditures and principal and interest payments (see Note A of Notes to Interim Consolidated Financial Statements), the purchase of short-term investments, and investments made in joint venture projects. During the nine months ended September 30, 1999, the Company made advances to the joint venture that operates the Deepwater
Frontier  of  $146.7 million of which $123.3 million  was  repaid
from  proceeds   from  project financing. See Project  Financings
below.

     Net cash provided by financing activities was $1,228.3 million for the nine months ended September 30, 1999 compared to $655.0 million for the same period in 1998. The increase is due to proceeds received from the $1.0 billion debt offering, $300.0 million preferred stock offering and the $250.0 million financing for the construction of the Deepwater Nautilus, offset by the repayment of certain existing debt obligations (see below).

    Debt Issuance

     On March 26, 1999, the Company issued three series of senior notes with an aggregate principal amount of $1.0 billion. The senior notes consisted of $400.0 million of 11% senior secured notes due 2006, $400.0 million of 11.375% senior secured notes due 2009 and $200.0 million of 12.25% senior notes due 2006 (collectively, the "Senior Notes"). The $800.0 million senior secured notes are collateralized by ten of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $971.5 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. See Note C of Notes to Interim Consolidated Financial Statements.

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

     Dividends are to be paid quarterly commencing on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid through September 30, 1999 were $11.4 million and were paid by the issuance of additional shares of Preferred Stock. Dividends accrued during the three and nine month periods ended September 30, 1999 were $10.7 million and $18.7 million, respectively. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization expense for the three and nine month periods ended September 30, 1999 was $1.4 million and $2.5 million, respectively. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

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

     Project Financings

     In August 1999, the Company completed a $250.0 million project financing for the construction the Deepwater Nautilus in which the Company received net proceeds of approximately $245.5 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments commencing in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig.

     In September 1999, the limited liability company which operates the Deepwater Frontier, which is owned 60% by the Company and 40% by Conoco completed a $270.0 million project financing in the form of a synthetic lease. The synthetic lease is collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a $50.0 million letter of credit which was secured by the Company (see Note A of Notes to Interim Consolidated Financial Statements). Proceeds of such financing were used in part to repay advances of approximately $123.3 million which the Company had made to the limited liability company.

     Capital Expenditure Commitments

     The  Company  has numerous projects completed or  under  way
involving  the  construction or upgrade of drilling  units.   The
following is a list of such projects:

                           Water                                   Expenditures
                           Depth     Estimated           Contract     Through
                         Capability  Delivery     Term  Estimated  September 30,
                          (feet)       Date     (years)    Cost        1999
                          ------    ---------   ------- ---------  ------------
 Drillships:                                               (in millions)
 DEEPWATER PATHFINDER (1) 10,000    Delivered      5    $   280.0  $   271.8
 DEEPWATER FRONTIER (2)   10,000    Delivered     2.5       265.0      254.8
 DEEPWATER MILLENNIUM     10,000    Delivered     4 (3)     280.0      269.0
 DEEPWATER DISCOVERY      10,000 3rd quarter 2000  3        305.0      130.6
 DEEPWATER EXPEDITION     10,000    Delivered      6        230.0      218.4
 (formerly PEREGRINE IV)
 PEREGRINE VII (4)         7,200 4th quarter 1999  -        305.0      268.8
 Semisubmersibles:
 FALCON 100 (5)            2,400    Delivered      -        125.0      124.1
 DEEPWATER NAUTILUS        8,000 4th quarter 1999  5        335.0      228.4
 (formerly RBS8M)
 DEEPWATER HORIZON        10,000 4th quarter 2000  3        335.0       40.2
 (formerly RBS8D)                                       ---------  ---------
                                                        $ 2,460.0  $ 1,806.1
                                                        =========  =========
-------------------
 (1)  The  Company  owns a 50% interest in the limited liability company that operates this drillship.
 (2)  The  Company owns a 60% interest in the limited  liability company  that operates this drillship.  Under the drilling contract  for  this drillship, the Company and Conoco have each committed to use this rig for two and one half of the first  five  years  after  delivery.  Both  Conoco and the
      Company have used the  rig to drill a well and the Company has contracted with Petrobras  for a two-year contract for the rig offshore Brazil.
 (3)  Statoil will use this drillship for the first three  years after delivery, then the Company  will  alternate  use  of the  rig  with  Statoil  every six months for the next two years.
 (4)  On April 15,  1999,  BP  Amoco cancelled its contract with the  Company  for  this  drillship  in accordance with the contract's  terms  because  the  drillship  had  not  been delivered on time. The Company is currently marketing this rig for work.
 (5)  In May 1999, Petrobras cancelled the drilling contract for
      the  Falcon  100  based  on  its  interpretation  of   the
      cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to evaluate the Company's rights under the contract. The
      Company is currently marketing this rig for work.

     The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, certain of the long-term contracts under which the Company plans to operate these rigs.

     Liquidity

     During the first nine months of 1999, the Company received net proceeds of approximately $1.5 billion from the issuance of the Senior Notes, Preferred Stock and the project financing for the construction of the Deepwater Nautilus. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, the Company is considering certain asset sales, including the Seillean and Iolair. As of September 30, 1999, the Company had $862.8 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

     The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 and 2000 to total approximately $663.0 million.

     The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand and potential asset sales will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances, it will most likely use a portion of the excess to retire debt obligations.

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

     In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize 7 of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of September 30, 1999, the Company had completed 24 wells with 11 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

Year 2000

     The Company has focused its Year 2000 ("Y2K") compliance efforts in three areas: information technology systems, embedded technology systems and systems used by third parties with which the Company has a substantial relationship. The Company has completed its investigation and evaluation of these systems and has substantially completed the process of correcting the identified problems.

     Information Technology Systems. The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, the Company determined that the accounting software utilized by Cliffs Drilling required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.3 million, the majority of which was capitalized. Software replacements in Cliffs Drilling's foreign offices have been completed during 1999 at a total cost of approximately $.2 million. The Company additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. Company personnel have completed the majority of these modifications and the remaining non-compliant software will be phased out.

     Embedded Technology Systems. Embedded technology systems primarily relate to the technology on board the Company's drilling units. The testing and validation phase for the embedded technology systems includes testing each high and medium priority system, which consists primarily of all systems located on drilling units included in the Deepwater and Shallow Water Divisions. For systems on board the Inland Water units, the Company completed on site testing and received confirmation of Y2K compliance from the manufacturers of these systems.

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

     Contingency Plans. The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with Y2K issues and their potential consequences. The Company has accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-
based   approach  has  identified  those  items  where   absolute
compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities. These contingency plans were completed in the second quarter of 1999.

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

Other

      On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's president and chief executive officer, had agreed to resign from these officer positions effective May 31, 1999. On May 19, 1999, Mr. Paul B. Loyd, Jr., the Company's chairman of the board, was elected as the Company's chief executive officer, and Mr. Andrew Bakonyi was elected as president and chief operating officer. Mr. Webster remains a director of the Company.

     As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations. See Results of Operations above.

     In June 1999, one of the Company's inland drilling barges was declared a total loss as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company's physical damage insurance covered the loss of the barge and as a result the Company recorded a gain of approximately $16.1 million in the third quarter of 1999. See Results of Operations above.

     In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company has determined that a portion of such surplus equipment is not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999. As of September 30, 1999, the Company had approximately $55.4 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment. See Results of Operations above.

     In September 1999, the Company sold the Peregrine X (with the hull being the primary remaining asset) for approximately $5.8 million. As a result of the sale, the Company recorded a loss of $6.1 million that has been included in the cancellation of conversion projects in the Consolidated Statement of operations. See Results of Operations above.

     In October 1999, the drillship Deepwater Pathfinder sustained damage when 20 joints of the vessel's riser and its blowout prevention equipment fell to the seabed in approximately 7,000 feet of water while preparing to continue drilling operations in the Gulf of Mexico offshore Louisiana. None of the personnel aboard the drillship sustained any injury. The drillship's top drive and travelling equipment sustained damage, and an investigation is underway to ascertain the full extent of damages sustained. The marine integrity of the drillship was not affected. No environmental damage resulted from the incident. The Company believes that the physical damage insurance coverage and business interruption insurance maintained by Deepwater Drilling L.L.C. on the drillship is adequate and that the damages resulting from such loss will not have a material adverse impact on the Company's business or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

  The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of September 30, 1999 (dollars in millions):

                                                                   Estimated
                                                                      Fair
                                                                    Value at
                                                                  September 30,
             1999   2000   2001   2002    2003  Thereafter  Total      1999
            ------ ------ ------ ------ ------- ---------- --------- ---------
Fixed
  Rate Debt:
Amount      $   -  $ 21.3 $ 41.1 $ 38.6 $ 591.6 $ 2,264.2  $ 2,956.8 $ 2,834.3
Average
 interest
 rate           -  7.359% 7.619% 7.310%  8.268%    9.334%     9.056%
Variable
  Rate Debt:
Amount      $  1.4 $   -  $   -  $   -  $    -  $      -   $     1.4 $     1.4
Average
 interest
 rate       7.000%     -      -      -       -         -         -


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

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

       4    - Form  of  Registrant's  13-7/8%  Senior  Cumulative
              Redeemable Preferred Stock Certificate.

      10.1  - Construction   Supervisory  Agreement  dated as  of
              August   12,  1999  among   RBF   Exploration  Co.,
              as    Owner   and   RBF  Exploration   II  Inc., as
              Construction Supervisor.

      10.2 - Note Purchase Agreement, Deepwater Nautilus, dated as of August 12, 1999, RBF Exploration Co.

      10.3  - Operation  and Maintenance Agreement executed as of
              August   12,  1999  by   and   between  R&B  Falcon
              Corporation  and  RBF Exploration Co.

      10.4 - Performance Guarantee dated as of August 12, 1999 made by R&B Falcon Corporation in favor of RBF Exploration Co., Travelers Casualty and Surety Company of America, American Home Assurance Company, and Chase Bank of Texas, National Association, as Trustee.

      10.5  - First Preferred Ship Mortgage,  Deepwater Nautilus,
              made by RBF  Exploration Co.  in   favor  of  Chase
              Bank  of Texas, National  Association, as Indenture
              Trustee.

      10.6 - Trust Indenture and Security Agreement dated as of August 12, 1999, between RBF Exploration Co., a Nevada corporation, and Chase Bank of Texas, National Association as Trustee.

      10.7  - Assignment of Drilling  Contract dated as of August
              12, 1999, by RBF Exploration Co. to Chase Bank of Texas, National Association, as trustee.

      10.8 - R&B Falcon Guaranty from R&B Falcon Corporation dated as of August 31, 1999.

      10.9 - Participation Agreement dated as of August 31, 1999 among Deepwater Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington Trust FSB,
              Wilmington Trust Company, BA Leasing & Capital Corporation, and other Financial Institutions, as Certified Purchasers, solely with respect to
              Section 2.15,  6.9, 9.4(a) and 12.13(b)  R&B Falcon
              Corporation and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II Inc.

      10.10 - Appendix  1 to Participation Agreement  dated as of
              August 31, 1999.

      10.11 - Bank One Application and Agreement for  Irrevocable
              Standby Letter of Credit dated August 30, 1999.

      10.12 - Pledge  Agreement dated as of August  30, 1999,  by
              R&B  Falcon  Corporation  in  favor  of  Bank  One,
              Louisiana, National Association.

      10.13 - Employment and  Change  of  Control Agreement dated
              August 25, 1999 between R&B Falcon  Corporation and
              Paul B. Loyd, Jr.

      10.14 - Employment and  Change  of  Control Agreement dated
              August 25, 1999  between R&B Falcon Corporation and
              Charles R. Ofner.

      10.15 - Employment and  Change  of  Control Agreement dated
              August 25, 1999  between R&B Falcon Corporation and
              Ron Toufeeq.

      10.16 - Employment and  Change  of  Control Agreement dated
              August 25, 1999 between R&B Falcon Corporation  and
              Bernie W. Stewart.

      10.17 - Employment and  Change  of  Control Agreement dated
              August 25, 1999  between R&B Falcon Corporation and
              Wayne K. Hillin.

      10.18 - Employment and  Change  of  Control Agreement dated
              August 25, 1999  between R&B Falcon Corporation and
              Andrew Bakonyi.

      15    - Letter   regarding   unaudited   interim  financial
              information.

      27    - Financial  Data  Schedule.  (Exhibit  27  is  being
              submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)   Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended September 30, 1999.



                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      R&B FALCON CORPORATION



Date: November 12, 1999               By   /s/T. W. Nagle
                                         ----------------------
                                         T. W. Nagle
                                         Executive Vice
                                         President and
                                         Chief Financial Officer