Form 10-K
period 1999-12-31
R&B FALCON CORP
filed 2000-03-13
CIK 1045361

==========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ________________

                                 FORM 10-K

(Mark One)
 _X_    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended December 31, 1999
                               OR
 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to ___________.

                        Commission File No. 1-13729

                          R&B FALCON CORPORATION
          (Exact name of registrant as specified in its charter)

        Delaware                                 76-0544217
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

                   901 Threadneedle, Houston, TX  77079
           (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code   281-496-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of Each Exchange
   Title of Each Class                     on Which Registered
   ---------------------------             ------------------------
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

            AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
             NONAFFILIATES ON MARCH 1, 2000 -  $2,889,283,000

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      ON MARCH 1, 2000 -  193,850,422

                    DOCUMENTS INCORPORATED BY REFERENCE

 1) Proxy Statement for Annual Meeting of Stockholders to be held on May 17, 2000 - Part III

==========================================================================

                             TABLE OF CONTENTS

                                  PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
          Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                  PART I

Item 1. Business and Item 2. Properties

                                The Company

    R&B Falcon Corporation ("R&B Falcon"), a Delaware corporation, was incorporated in July 1997. Prior to December 31, 1997, R&B Falcon did not own any material assets or conduct any business. Effective on December 31, 1997, pursuant to an Agreement and Plan of Merger dated July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), currently R&B Falcon Holdings, Inc., a Delaware corporation incorporated in 1991, and Reading & Bates Corporation ("R&B"), currently R&B Falcon (International and Deepwater) Inc., a Delaware corporation incorporated in 1955, became wholly owned subsidiaries of R&B Falcon (the "Merger"). On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"), a Delaware corporation incorporated in 1988. Cliffs Drilling is a contract drilling company which provides daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by R&B Falcon and its subsidiaries.

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

   In February 1996, the Company and Intec Engineering, Inc., formed a joint venture named Total Offshore Production Systems (TOPS). In 1999, the Company became the sole owner of TOPS. TOPS provides complete field development engineering services on a turnkey basis.

   The Company, primarily through its majority-owned subsidiary Reading & Bates Development Co. ("Devco"), engages in exploration for oil and gas. In March 1998, the Company decided to divest its oil and gas business, and in the Company's financial statements previously filed with the SEC for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the business was accounted for as a discontinued operation. However in March 1999, the Company had not been able to divest this business on terms it found acceptable and in accordance with generally accepted accounting principles the Company reclassified its financial statements as if this business had not been discontinued. See Notes O and P of Notes to Consolidated Financial Statements.

                                 Strategy

   A major element of the Company's strategy since 1996 has been the expansion of its deepwater fleet. The Company believes that the major oil companies of the world will continue to increase their exploration efforts in deepwater areas for two reasons. First, improvements in technology have made production of hydrocarbons from these areas more economically viable. Second, the number of significant reservoirs remaining undiscovered in shallow waters continues to dwindle, leading operators to move into deeper waters in their efforts to find hydrocarbon reserves. The Company's deepwater fleet consists of 11 drillships, including three under construction; 11 semisubmersibles, including one under construction and one floating production vessel. The Company's focus on deepwater equipment also allows it to obtain long-term contracts that serve as a balance to the short-term contracts prevalent in the shallower water markets.

   Another element of the Company's strategy is to expand in markets that can benefit from consolidation and allow it to provide services related to its core drilling business. The Company also remains willing to consider business combinations that will expand its core drilling business and enhance stockholder value. Pursuant to this strategy, the Company has become the largest competitor in the worldwide shallow water and barge rig markets and is also a leading competitor in the domestic offshore and inland marine transportation markets.

            Significant Developments During 1999 and Early 2000

   The most significant development for the Company during 1999 was the continued decline in demand for contract drilling services. Such decline began in mid-1998 and continued throughout 1999. The decline has been particularly dramatic in the domestic barge rig and jack-up markets, where the Company is one of the largest contractors. In response to these conditions, the Company has implemented cost-cutting measures, primarily reducing its labor force and taking rigs off the market. In addition to cost-cutting measures, the Company will try to expand its turnkey drilling activities as a means of generating additional opportunities for its idle rigs to be put to work.

The following are other significant developments that occurred in 1999 and early 2000:

   - The dynamically positioned drillship Deepwater Pathfinder was delivered in September 1998 at a cost of approximately $277.0 million. This drillship is leased by a limited liability company, which is owned 50% by the Company and 50% by an affiliate of Conoco, Inc. The Deepwater Pathfinder commenced its five-year drilling contract with an affiliate of Conoco, Inc. in the first quarter of 1999. In October 1999, the Deepwater Pathfinder sustained damage when 20 joints of the vessel's riser and its blowout prevention equipment fell to the seabed in approximately 7,000 feet of water while preparing to continue drilling operations in the U.S. Gulf. As a result, the drillship's top drive and travelling equipment sustained damage, however the marine integrity of the drillship was not affected. None of the personnel aboard the drillship sustained any injury and no environmental damage resulted from the incident. It was determined that the proximate cause of the accident was a failure of the drawworks braking system caused by an ingress of contaminants into the primary braking surfaces.
     Physical damage and loss of revenue were fully insured with the exception of the 21-day deductible on the loss of revenue and the deductible on the physical damage. Such loss did not have a material adverse impact on the Company's business or financial condition. The Deepwater Pathfinder is expected to resume drilling operations in early April 2000.

   - The dynamically positioned drillship Deepwater Frontier was delivered in March 1999 at a cost of approximately $271.0 million. This drillship is leased by a limited liability company, which is owned 60% by the Company and 40% by an affiliate of Conoco, Inc. During the initial five years following delivery, the drillship is contracted to an affiliate of Conoco, Inc. for an aggregate of 2.5 years and to the Company for operations for its own account for the remaining 2.5 years. During 1999, both the affiliate of Conoco, Inc. and the Company used the drillship to drill a well and in October 1999 under the Company's direction, the Deepwater Frontier commenced a two-year drilling contract offshore Brazil with Petrobras.

   - The dynamically positioned drillship Deepwater Millennium was delivered in May 1999 at a cost of approximately $275.0 million. The drillship commenced its four-year drilling contract with Statoil in the Gulf of Mexico in October 1999.

   - The construction of the dynamically positioned drillship Deepwater Discovery (formerly Deepwater IV) continued on schedule. The estimated cost of the drillship is approximately $305.0 million. Immediately following delivery of the drillship from the shipyard, which is expected to be in the third quarter of 2000, the drillship is contracted for three years to Texaco. This contract is a substitute for the previously contracted Peregrine VIII (see below).

   - The dynamically positioned drillship Deepwater Expedition (formerly Peregrine IV) was delivered in July 1999 at a cost of approximately $230.0 million. Significant delays and cost overruns were experienced in the construction of the drillship. The original estimated delivery date was the fourth quarter of 1998 and the original estimated cost was $160.0 million. The Deepwater Expedition commenced its six-year drilling contract with Petrobras offshore Brazil in October 1999.

   - Significant delays and cost overruns have been experienced in the upgrade and refurbishment of the dynamically positioned drillship Deepwater Navigator (formerly Peregrine VII). It is currently estimated that this vessel will cost approximately $320.0 million (original estimate: $145.0 million) and will be delivered from the shipyard in the first quarter of 2000 (original estimate: second quarter of 1998). The drillship was contracted for three years (with five one-year extensions) to BP Amoco. However, on April 15, 1999, BP Amoco cancelled the contract in accordance with the contract's terms because the drillship had not been delivered on time. The Company has received a letter of intent from Petrobras for a three-year drilling contract offshore Brazil.

   - The semisubmersible rig Falcon 100 was delivered in July 1999 at a cost of approximately $125.0 million. Significant delays and cost overruns  were  experienced  in  the  upgrade and refurbishment of the semisubmersible. The upgrade and refurbishment was originally estimated to cost approximately $60.0 million and the original estimated delivery date was the fourth quarter of 1998. The Falcon 100 was contracted for four years to Petrobras. However, in May 1999, Petrobras cancelled the drilling contract based on its interpretation of the contract's cancellation provisions. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to determine the Company's rights under the contract. The Company is currently marketing this rig for work.

   - The fifth-generation ultra deepwater moored semisubmersible, Deepwater Nautilus (formerly RBS8M) was delivered in February 2000. On schedule but over budget, the estimated cost of the unit is approximately $350.0 million (original estimate: $275.0 million). The unit is expected to arrive in the U.S. Gulf in the second quarter of 2000. It will then commence its five-year drilling contract with Shell.

   - Delays and cost overruns have been experienced in the construction of the fifth-generation ultra deepwater moored semisubmersible, Deepwater Horizon (formerly RBS8D). The estimated cost of the unit is approximately $350.0 million (original estimate: $325.0 million). Immediately following delivery of the unit from the shipyard, which is expected to be in the first quarter of 2001 (original estimate: fourth quarter of 2000), the unit is contracted for three years to Vastar (with five one-year options).

   - The construction of the dynamically positioned drillship Navis Explorer I continued on schedule but moderately over budget. This drillship is owned by Navis ASA ("Navis"), a Norwegian public company, which is in turn owned approximately 38.6% by the Company. The estimated cost of the drillship is approximately $310.0 million (original estimate: $280.0 million) with a scheduled delivery in the second quarter of 2000. A letter of intent has been received from a major oil company for an approximate one-year commitment commencing late in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. Most of the equipment and equipment purchase orders that have or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and were no longer required for such projects in light of their cancellation (see below).

   - In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998 and $34.7 million in 1999. See Note H of Notes to Consolidated Financial Statements.

                            The Company's Fleet

   The following sets forth a brief description of the types and capabilities of the rigs operated by the Company. Rigs described as "operating" are under contract (including rigs being mobilized under contract). Rigs described as "warm stacked" are ready for service and are being actively marketed. Rigs described as "cold stacked" are not being actively marketed but are capable of being returned to service with little or no refurbishment unless otherwise noted.

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

   The   following   table  provides  certain  information  regarding   the
Company's drillship fleet as of February 29, 2000:

                  Year     Water      Drilling
                Built or   Depth       Depth
  Rig Name      Converted Capability Capability  Location     Status
  --------      --------- ---------- ----------  --------     ------
                          (expressed in feet)

  PEREGRINE I      1996(1) 7,200       25,000    Brazil     Operating
  PEREGRINE II     1979    3,300       25,000    Malaysia   Cold Stacked
  PEREGRINE III    1976    4,200       25,000    U.S. Gulf  Operating
  FALCON DUCHESS   1975    1,500       20,000    Malaysia   Cold Stacked
  DEEPWATER
   PATHFINDER (2)  1998   10,000       30,000    U.S. Gulf  Under Repair
  DEEPWATER
   FRONTIER (3)    1999   10,000       30,000    Brazil     Operating
  DEEPWATER
   MILLENNIUM      1999   10,000       30,000    U.S. Gulf  Operating
  DEEPWATER
      DISCOVERY       -   10,000       30,000    Korea      Under Construction
  DEEPWATER
   EXPEDITION      1999   10,000       30,000    Brazil     Operating
  DEEPWATER
    NAVIGATOR         -    7,800       25,000    United     Under Construction
                                                   Kingdom
  NAVIS
     EXPLORER I (4)   -   10,000       30,000    Korea      Under Construction
  __________________________

  (1) Although originally constructed in 1982, this unit was substantially upgraded in 1996.
  (2) Unit is leased by a limited liability company in which the Company owns a 50% interest.
  (3) Unit is leased by a limited liability company in which the Company owns a 60% interest.
  (4) Unit is being constructed for a company in which the Company owns an approximate 38.6% interest.

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

   Semisubmersibles are frequently classified into five generations, based primarily on rig capabilities. The fourth-generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion characteristics. The fifth-generation classification is generally the same as the fourth-generation with the exception of a water depth capacity of 7,000 feet or greater. These drilling units are the best choice for operators in deepwater and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of drilling unit and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico, the Far East and offshore Brazil.

   The   following   table  provides  certain  information  regarding   the
Company's semisubmersible fleet as of February 29, 2000:

                     Year     Water     Drilling
                    Built/    Depth      Depth
  Rig Name         Upgraded Capability Capability  Location        Status
  --------         -------- ---------- ----------  --------        ------
                        (expressed in feet)

Fifth-Generation Semisubmersibles
DEEPWATER NAUTILUS   2000      8,000     30,000    Enroute to U.S. Operating
                                                    Gulf from Korea
DEEPWATER HORIZON       -     10,000     30,000    Korea           Under
                                                                    Construction

Fourth-Generation Semisubmersibles
JACK BATES         1986/97     6,000     30,000    United Kingdom  Warm Stacked
HENRY
  GOODRICH (1)      1985       2,000     30,000    Canada          Operating
PAUL B. LOYD,
  JR. (1)           1987       2,000     25,000    United Kingdom  Operating

Third-Generation Semisubmersibles
JIM CUNNINGHAM    1982/95      5,000     25,000    Angola          Operating
M. G.
  HULME, JR. (2)  1983/96      5,000     25,000    Africa          Operating
IOLAIR (3)          1982       2,000          -    United Kingdom  Warm Stacked

Second-Generation Semisubmersibles
C. KIRK
  RHEIN, JR.      1976/97      3,300     25,000    U. S. Gulf      Warm Stacked
J. W. McLEAN      1974/96      1,500     25,000    United Kingdom  Warm Stacked
FALCON 100        1974/99      2,450     25,000    U. S. Gulf      Warm Stacked
RIG 82 (4)          1975       1,500          -    Norway          Cold Stacked
________________________

(1) Unit is owned by Arcade Drilling AS ("Arcade"), a majority-owned (approximately 74.4 %) subsidiary of the Company.
(2) The M. G. Hulme, Jr. is accounted for as an operating lease as a result of the sale/lease-back in November 1995. See Note F of Notes to Consolidated Financial Statements.
(3)  The Iolair is designed for field support and living accommodations.
(4) Rig 82 was originally built as a drilling unit, but was converted to an accommodation vessel in 1978.

   Floating Production Vessels. Floating production vessels are equipped for oil production, processing and storage. The Company currently owns (90%) and operates one floating production storage and offloading vessel, the Seillean (see Notes A and E of Notes to Consolidated Financial Statements). The Seillean is currently operating in Brazil pursuant to a long-term contract. In 1998, the Seillean was upgraded to work in 6,000 feet of water.

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

  The following table provides certain information regarding the Company's drilling tenders as of February 29, 2000:

                              Water     Drilling
                      Year    Depth      Depth
      Rig Name        Built Capability Capability  Location      Status
      --------        ----- ---------- ----------  --------      ------
                         (expressed in feet)

     Self-Erecting Drilling Tenders
     CHARLEY GRAVES    1975      400     20,000    Ivory Coast   Cold Stacked
     W. D. KENT        1977      400     20,000    Malaysia      Operating

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

   The following table provides certain information regarding the Company's jack-up fleet as of February 29, 2000:

                                      Water    Drilling
                              Year    Depth      Depth
  Rig Name   Rig Description Built  Capability Capability Location  Status
  --------   --------------- -----  ---------  ---------- --------  ------
                                    (expressed in feet)
Cantilevered Independent Leg Jack-up Rigs
F. G.          MLT 53-C        1975      300     25,000  Holland    Cold Stacked
McCLINTOCK
RON TAPPMEYER  MLT 116-C       1978      300     25,000  Australia  Warm Stacked
C. E.          MLT 53-C        1974      300     25,000  Italy      Cold Stacked
THORNTON
RANDOLPH YOST  MLT 116-C       1979      300     25,000  Ivory CoastCold Stacked
D. R. STEWART  MLT 116-C       1980      300     25,000  Italy      Operating
HARVEY H.      F&G L780        1981      300     25,000  Malaysia   Operating
WARD
ROGER W.       F&G L780        1982      300     25,000  Indonesia  Operating
MOWELL
GEORGE H.      F&G L780        1985      300     25,000  U.S. Gulf  Operating
GALLOWAY
J. T. ANGEL    F&G L780        1982      300     25,000  India      Operating
LaSALLE        DMI 200-IC      1982      190     25,000  Qatar      Cold Stacked
CLIFFS         MLT 150-44-C    1979      150     20,000  U.S. Gulf  Operating
DRILLING 150
CLIFFS         BMC 150-H       1981      150     25,000  U.S. Gulf  Cold Stacked
DRILLING 151
CLIFFS         MLT 150-44-C    1979      150     20,000  U.S. Gulf  Cold Stacked
DRILLING 154                                                          (1)
CLIFFS         Levingston 011- 1980      150     20,000  U.S. Gulf  Operating
DRILLING 155   C
CLIFFS         BMC 150-H       1983      150     25,000  U.S. Gulf  Operating
DRILLING 156
CLIFFS         BMC 150-IC      1980      160     20,000  Qatar      Cold Stacked
DRILLING 160

Slot type Mat-Supported Jack-up Rigs
FALRIG 17   Bethlehem JU-250MS 1974      250     25,000  U.S. Gulf  Operating
FALRIG 18   Bethlehem JU-250MS 1978      250     25,000  U.S. Gulf  Operating
FALRIG 19   Bethlehem JU-250MS 1978      250     25,000  U.S. Gulf  Cold Stacked
FALRIG 20   Bethlehem JU-250MS 1982      250     25,000  U.S. Gulf  Operating
FALRIG 82   Baker Marine       1978      200     25,000  U.S. Gulf  Cold Stacked
               BMC 250
FALRIG 83   Bethlehem JU-250MS 1978      250     25,000  Ivory CoastCold Stacked
FALRIG 84   Bethlehem JU-250MS 1975      250     25,000  U.S. Gulf  Cold Stacked
ACHILLES       BMC 250-MS      1981      250     25,000  U.S. Gulf  Cold Stacked
SEA HAWK    Bethlehem JU-250MS 1976      250     25,000  U.S. Gulf  Cold Stacked
TAURUS      Bethlehem JU-250MS 1976      250     25,000  U.S. Gulf  Cold Stacked
CLIFFS         BMC 250-MS      1978      184     25,000  U.S. Gulf  Cold Stacked
 DRILLING 180

Cantilevered Mat-Supported Jack-up Rigs
PHOENIX I   Bethlehem JU-200MC 1981      200     25,000  U.S. Gulf  Operating
PHOENIX II  Bethlehem JU-200MC 1982      200     25,000  U.S. Gulf  Operating
PHOENIX III Bethlehem JU-200MC 1981      200     25,000  U.S. Gulf  Operating
PHOENIX IV  Bethlehem JU-200MC 1981      200     25,000  U.S. Gulf  Operating
FALRIG 85   Bethlehem JU-200MC 1979      200     25,000  U.S. Gulf  Warm Stacked
FALRIG 86   Bethlehem JU-200MC 1980      200     25,000  U.S. Gulf  Operating
PHOENIX VI  Bethlehem JU-200MC 1981      200     25,000  U.S. Gulf  Cold Stacked
CLIFFS      Bethlehem JU-100MC 1982      100     25,000  U.S. Gulf  Cold Stacked
CLIFFS        McDermott 87-C   1973      100     15,000  Trinidad   Operating
 DRILLING 101
CLIFFS      Bethlehem JU-100MC 1982      110     25,000  Trinidad   Operating
 DRILLING 110
CLIFFS      Bethlehem JU-150MC 1980      150     25,000  U.S. Gulf  Operating
 DRILLING 152
CLIFFS      Bethlehem JU-150MC 1980      150     25,000  U.S. Gulf  Operating
 DRILLING 153
CLIFFS      Bethlehem JU-200MC 1979      200     25,000  U.S. Gulf  Operating
 DRILLING 200
CLIFFS      Bethlehem JU-200MC 1980      200     20,000  Brazil     Operating
 DRILLING 201
CLIFFS      Bethlehem JU-200MC 1980      200     25,000  Venezuela  Warm Stacked
 DRILLING 202
__________________
(1)   This rig is also in need of substantial refurbishment to be activated.

   Submersible Rigs. Submersible rigs are similar in configuration to semisubmersible rigs except that the lower hull of the rig rests on the sea floor during drilling operations. A submersible rig is towed to the well site where it is submerged by flooding its lower hull until it rests on the sea floor, with the upper hull above the water surface. Submersible rigs typically operate in water depths of 12 to 85 feet.

  The following table provides certain information regarding the Company's submersible rig fleet as of February 29, 2000:

                                     Water     Drilling
                             Year    Depth      Depth
Rig Name  Rig Description    Built Capability Capability Location  Status
--------  ---------------    ----- ---------- ---------- --------  ------
                                        (expressed in feet)

Rig 203   Pace 85G           1983       85      30,000   U.S. Gulf Cold Stacked
FALRIG 77 Donhaiser          1983       85      30,000   U.S. Gulf Cold Stacked
            Marine DMI85
FALRIG 78 Donhaiser          1983       85      30,000   U.S. Gulf Cold Stacked
            Marine DMI85

  Mobile Offshore Production Units. MOPUs are mobile offshore drilling units which have been converted from drilling operations to a production application. Conversion from drilling to production mode normally requires removal of the drilling package, leaving an open deck for placement of production equipment.

   The   following   table  provides  certain  information  regarding   the
Company's mobile offshore production units as of February 29, 2000:

                                   Water
                        Year       Depth
      Rig Name          Built   Capability    Location        Status
      --------          -----   ----------    --------        -------
                                (expressed
                                 in feet)

   CLIFFS DRILLING 4    1967        150       U. S. Gulf      Operating
   LANGLEY              1965        150       Nigeria         Operating
   CLIFFS DRILLING 8    1977        250       U. S. Gulf      Operating
   CLIFFS DRILLING 10   1979        250       Qatar           Cold Stacked

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

   The   following   table  provides  certain  information  regarding   the
Company's platform drilling rigs as of February 29, 2000:

                         Year      Drilling
                         Built/      Depth
       Rig Name         Rebuilt   Capability   Location    Status
       --------         -------   ----------   --------    ------
                                   (expressed
                                   in feet)

    CLIFFS DRILLING 1    1988/98    18,000     China       Operating
    CLIFFS DRILLING 3    1993/98    25,000     Trinidad    Warm Stacked
    CLIFFS DRILLING 17   1996       12,000     Brazil      Operating

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

   The following table provides certain information regarding the Company's domestic barge drilling fleet as of February 29, 2000:

                                            Drilling
    Drilling Equipment/  Horsepower Year     Depth
Rig     Main Power         Rating   Built  Capability  Status
---     ----------         ------   -----  ----------  -------
                                           (expressed
                                             in feet)
Conventional Barges
 1  Skytop
      Brewster/Caterpillar  2,000   1980      20,000   Operating
 3  Mid-Continent/
      Caterpillar (1)       3,000   1981      25,000   Cold Stacked
 4  Oilwell/Caterpillar     3,000   1981      25,000   Cold Stacked (4)
 6  Mid-Continent/
      Caterpillar           3,000   1981      25,000   Cold Stacked (4)
 11 Gardner Denver/
      Caterpillar           3,000   1982      30,000   Operating
 15 National/EMD            2,000   1981      25,000   Cold Stacked
 18 Skytop Brewster/
      Caterpillar (2)       1,000   1980      12,000   Cold Stacked
 19 National/
      Caterpillar (2)       1,000   1996 (3)  14,000   Operating
 20 National/
      Caterpillar (2)       1,000   1998 (3)  14,000   Operating
 21 Oilwell/Caterpillar     1,500   1982      15,000   Cold Stacked
 23 Mid-Continent/
      Caterpillar (1)(2)    1,000   1995 (3)  14,000   Cold Stacked
 24 National/
      Caterpillar (1)(2)    1,500   1978      16,000   Cold Stacked
 25 Continental
      Emsco/Caterpillar     3,000   1976      25,000   Cold Stacked (4)
 28 Continental
      Emsco/Caterpillar     3,000   1979      30,000   Cold Stacked
 29 Continental
      Emsco/Caterpillar     3,000   1980      30,000   Operating
 30 Continental
      Emsco/Caterpillar     3,000   1981      30,000   Operating
 31 Continental
      Emsco/Caterpillar     3,000   1981      30,000   Cold Stacked
 32 Continental
      Emsco/Caterpillar     3,000   1982      30,000   Operating
 37 National/EMD            3,000   1965      20,000   Cold Stacked (4)
 38 National/EMD            3,000   1965      20,000   Cold Stacked (4)
 74 National/EMD (1)        2,000   1981      25,000   Cold Stacked (4)
 75 National/EMD (1)        3,000   1979      30,000   Cold Stacked (4)

Posted Barges
 2  Skytop Brewster/
      Caterpillar           2,000   1980      20,000   Cold Stacked (4)
 5  National/Caterpillar    3,000   1981      25,000   Cold Stacked (4)
 7  Oilwell/Caterpillar     2,000   1978      25,000   Cold Stacked
 8  Oilwell/Caterpillar     2,000   1978      25,000   Cold Stacked (4)
 9  Oilwell/Caterpillar     2,000   1981      25,000   Operating
 10 Oilwell/Caterpillar     2,000   1981      25,000   Operating
 17 National/EMD            3,000   1981      30,000   Operating
 22 Skytop Brewster/
      Caterpillar (2)       1,500   1978      16,000   Cold Stacked
 27 Continental Emsco/
      Caterpillar           3,000   1978      30,000   Operating
 39 National/EMD            3,000   1970      30,000   Cold Stacked (4)
 41 National/EMD            3,000   1981      30,000   Cold Stacked
 44 Oilwell/Superior        3,000   1979      30,000   Cold Stacked (4)
 45 Oilwell/Superior        3,000   1979      30,000   Cold Stacked (4)
 46 Oilwell/EMD             3,000   1981      30,000   Cold Stacked
 47 Oilwell/EMD             3,000   1982      30,000   Cold Stacked
 48 Gardner Denver/
      Caterpillar           3,000   1982      30,000   Cold Stacked
 49 Oilwell/Caterpillar     3,000   1980      30,000   Cold Stacked
 52 Oilwell/Caterpillar     2,000   1981      25,000   Cold Stacked
 54 National/EMD            3,000   1970      30,000   Cold Stacked
 55 Ideco/EMD               3,000   1981      30,000   Operating
 56 National/Caterpillar    2,000   1973      25,000   Cold Stacked
 57 National/Caterpillar    2,000   1975      25,000   Cold Stacked
 61 Mid-Continent/EMD       3,000   1978      30,000   Cold Stacked
 62 Mid-Continent/EMD       3,000   1978      30,000   Operating
 63 Mid-Continent/EMD       3,000   1978      30,000   Cold Stacked
 64 Mid-Continent/EMD       3,000   1979      30,000   Operating
_________________
(1)  These rigs are leased to the Company.
(2)  These rigs are also capable of performing workover operations.
(3) These rigs were reconstructed on the date indicated using an existing hull.
(4) These rigs are also in need of substantial refurbishment to be activated.

     Lake Maracaibo Barge Rigs. Rigs designed to work in Lake Maracaibo, Venezuela, require modification to work in a floating mode in up to 150 feet of water. The typical domestic barge is modified by widening the hull to 100 feet, installing a mooring system and cantilevering the drill floor. Three of the Company's barge rigs have been so modified and are currently located in Lake Maracaibo, where they had been previously contracted to PDVSA Exploration and Production. After such modifications, these rigs generally are not suitable for deployment to other locations.

  The following table provides certain information regarding the Company's Lake Maracaibo barge rigs as of February 29, 2000:

                                      Year       Drilling
      Drilling Equipment/ Horsepower Built/       Depth
  Rig    Main Power         Rating   Rebuilt    Capability   Status
  ---    ----------         ------   -------    ----------   ------
                                                (expressed
                                                 in feet)

  40    Oilwell/EMD         3,000    1980/94      25,000     Warm Stacked
  42    National/EMD        3,000    1982/94      25,000     Warm Stacked
  43    National/EMD        3,000    1982/94      25,000     Warm Stacked

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

   The   following   table  provides  certain  information  regarding   the
Company's workover fleet as of February 29, 2000:

                                  Mast              Workover
                                Capacity  Year       Depth
     Rig            Drawworks   (Pounds)  Built    Capability   Status
     ---            ---------   --------  -----    ----------   ------
                                                   (expressed
                                                    in feet)

R&B Falcon Rig 90   Ideco H-30   250,000   1990 (1)  15,000     Cold Stacked
R&B Falcon Rig 91   IRI 1287     250,000   1981      15,000     Cold Stacked
R&B Falcon Rig 92   IRI 2042     300,000   1981      15,000     Cold Stacked
R&B Falcon Rig 93   Ideco H-35   450,000   1978      20,000     Cold Stacked
R&B Falcon Rig 94   IRI 1287     250,000   1996 (1)  15,000     Cold Stacked
R&B Falcon Rig 95   Wilson 75    369,000   1991 (1)  20,000     Cold Stacked
R&B Falcon Rig 96   Wilson 75    400,000   1996 (1)  20,000     Cold Stacked
R&B Falcon Rig 97 Wilson 75 400,000 1997 (1) 20,000 Cold Stacked R&B Falcon Rig 98 Mid-Continent
                      U36A       550,000   1979      25,000     Cold Stacked
R&B Falcon Rig 99  Gardner Denver
                      800        800,000   1972      25,000     Cold Stacked
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

   A rig moving tug is typically used to move barge rigs and utility barges to and from location, and is normally contracted by the hour. If water conditions require a more powerful vessel or if no smaller vessels are available, it may sometimes be used in a service tug capacity, in which event it is normally contracted on a dayrate basis. Once a barge rig is on location, the movement of utility barges, supplies and personnel can normally be more economically handled with service tugs, which are on contract throughout the operation, usually on a dayrate basis. During drilling operations, anywhere from two to six utility barges may be in use throughout the operation, as well as one to three service tugs. In a barge rig operation, the Company's customer may contract directly for the utility barges and tugs, or may ask the Company to provide them. As of February 29, 2000, the Company owned 108 tugs and 61 utility barges. Although the Company expects that these assets will be used primarily in conjunction with the Company's barge rig business, they may also be used in other applications.

   Land Drilling Rigs. Land drilling rigs are completely equipped to drill oil and gas wells on land. These rigs are designed to be transported by truck and assembled by crane. They require a firm, level area to be erected and sometimes require foundation work to be performed to support the drill floor and derrick. These rigs are equipped with living quarters.

   The   following   table  provides  certain  information  regarding   the
Company's land drilling rigs as of February 29, 2000:

                                            Drilling
                        Rig          Year     Depth
   Rig Name         Description      Built  Capability Location   Status
   --------         -----------      -----  ---------- --------   ------
                                         (express in feet)

CLIFFS DRILLING 34  National 1320     1977    25,000   Venezuela  Warm Stacked
CLIFFS DRILLING 34  Oilwell E-2000    1980    18,000   Venezuela  Operating
CLIFFS DRILLING 35  Oilwell E-2000    1980    18,000   Venezuela  Warm Stacked
CLIFFS DRILLING 36  Oilwell E-2000    1982    18,000   Venezuela  Warm Stacked
CLIFFS DRILLING 37  Oilwell E-2000    1982    18,000   Venezuela  Operating
CLIFFS DRILLING 40  National 1320-UE  1980    25,000   Venezuela  Warm Stacked
CLIFFS DRILLING 41  National 1320     1981    25,000   Venezuela  Warm Stacked
CLIFFS DRILLING 42  National 1320-UE  1981    25,000   Venezuela  Operating
CLIFFS DRILLING 43  National 1320-UE  1981    25,000   Venezuela  Warm Stacked
CLIFFS DRILLING 54  National 1320-UE  1981    30,000   Venezuela  Operating
CLIFFS DRILLING 55  National 1320-UE  1983    35,000   Venezuela  Operating

   Land  Workover  Rig.   The Company has one land workover  rig,  Rig  89,
which is a Cabot 300 with a workover depth capability of 15,000 feet and it is currently cold stacked in Louisiana.

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

                           Oil & Gas Properties

   The Company's oil and gas business is operated primarily through its majority-owned subsidiary Reading & Bates Development Co. ("Devco") and, to an insignificant extent, through its wholly-owned subsidiaries Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company.

   Domestic Operations. In 1997, Devco earned an assignment of a 100% record title interest in East Breaks Blocks 642, 643, 688 and 732 ("Boomvang Project"), offshore U.S. Gulf of Mexico, pursuant to a farmout from Shell Offshore, Inc. ("Shell"). Shell retained an overriding royalty interest in the Boomvang Project and the option to either increase its overriding royalty interest or convert to a working interest if specified cumulative production levels are achieved. Later in 1997, Devco and its partner, Norcen Explorer, Inc., drilled a discovery well at Boomvang. In 1998, Norcen's successor, Union Pacific Resources Corporation withdrew from the project and reassigned all of its interest in Boomvang to Devco.

   In March 1999, Devco entered into an Equity Participation Agreement with Kerr-McGee Oil & Gas Corporation ("K-M") in which K-M agreed to assume operations and pay 100% of the cost of an exploration well at Boomvang in exchange for an assignment of a 50% record title interest. K-M also agreed to pay Devco $5.0 million out of a portion of its share of production, if any, from the project. Prior to drilling, K-M sold a 20% record title interest in the project to Ocean Energy, Inc. ("OEI") thereby establishing the current ownership as Devco 50%, K-M 30% and OEI 20%.

   In 1999, the Boomvang partners drilled successful appraisal wells on North Boomvang (EB 642/643) and a successful discovery well on West Boomvang (EB 642). Additional delineation drilling is planned in 2000. The partners have determined that sufficient proved and probable reserves have been established to warrant studying development plans for the Boomvang Project. It is anticipated that platform and facilities design work will be finalized and commencement of fabrication will occur in 2000. First production is anticipated in the last quarter of 2001 or first quarter of 2002.

   In December 1999, Devco, on behalf of its affiliate, R&B Falcon Subsea Development Inc., re-entered and completed a gas well previously drilled by Shell in Green Canyon Block 20 in the U.S Gulf of Mexico, earning Devco an assignment of a 100% record title interest in the "Gyrfalcon Well" and leasehold. Shell retained a net profits interest with the option to convert to a 40% working interest in the project upon achieving specified production levels. The Gyrfalcon gas well was completed subsea and tied back at a distance of 2.8 miles to Shell's Boxer Platform for processing. TOPS Gyrfalcon LLC, a limited liability company owned by affiliates of the Company, managed all subsea engineering design and contracting. The well is currently producing at a stabilized rate of approximately 10 MMcfd. The Gyrfalcon Well is the world's first 15,000K subsea completion.

   International Operations. In 1998, Devco completed a transaction with Vanco Energy Company ("Vanco") and its subsidiary companies to acquire a working interest in the Anton Marin and Astrid Marin Exploration and Production Sharing Contracts covering 2,831,392 acres in deepwater offshore Gabon, West Africa ("Gabon Project"). Vanco and Devco jointly presented the Gabon Project to selected major oil companies in an effort to sell down their interests. The negotiation process culminated in the signing of a Participation Agreement on November 2, 1998. Subsidiaries of Total S.A. (28%), as Operator, Unocal Corporation (25%), Kerr-McGee Corporation (14%), as farminees, joined Vanco Energy Company (22%) and Devco (11%), as farminors, to form the Vanco Gabon Group.

   The Gabon Project farminees carried the full cost of shooting a 4,400 square kilometer 3-D seismic program in 1999. Processing of the seismic commenced in the last quarter of 1999 and interpretation will continue through 2000. An integrated project team staffed by representatives from each of the farminees has been opened in Paris, France and an operations office has been opened in Libreville, Gabon. It is anticipated that the exploration drilling program, in which the farminees are fully carried for a minimum of four wells, will commence in the last quarter of 2000.

   In 1997, Devco acquired a 10% working interest in nine petroleum licenses covering 854,200 acres in deepwater offshore Israel. The assignment of the 10% working interest was made pursuant to a farmout with an Israeli company at no out-of-pocket cost to Devco in return for deepwater exploration assistance from the Devco technical team. A subsidiary of Samedan Oil Corporation joined the Israel project as operator and the Noa #1 initial test well, which was drilled in July 1999, resulted in the first ever discovery of significant hydrocarbons offshore Israel. After successfully drilling the Noa #1, Devco exercised its option to increase its interest in the project to 15% by paying the unpromoted past costs attributable to the additional 5% interest. The Noa License has now qualified as a lease and two new licenses have been acquired from the Israeli government. Additional exploratory and appraisal drilling will be undertaken in 2000 and development planning will be initiated.

                             Other Properties

   Real Property. The Company owns and leases real property in connection with the conduct of its business. The Company owns (i) an office and yard facility in Broussard, Louisiana; (ii) an office and yard facility in Houma, Louisiana; (iii) an office building in New Iberia, Louisiana; (iv) an office and yard facility in Macae, Brazil; (v) an office and yard facility in Maturin, Venezuela and (vi) an office and yard facility and a two story, 86,000 square foot office building that serves as its corporate headquarters in Houston, Texas. In addition, the Company leases other office space in Houston, Texas and facilities in most of the countries where it conducts operations.

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

   A dramatic decline in demand for marine drilling services began in 1982 as a result of a precipitous decline in oil prices. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire marine drilling industry experienced lower dayrates and associated earnings. Although there were periods of improvements, the marine drilling industry remained generally depressed from 1985 until 1995 when the industry began to see improved dayrates and utilization. However in 1997, oil prices began to decline and in 1998 natural gas prices began to decline. Since May 1998, demand for marine drilling rigs has decreased significantly. As a result, rig utilization and dayrates have also declined significantly, particularly in the domestic jack-up and barge rig markets. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will increase. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates. A prolonged depression in the price of oil and gas would have a material adverse effect on the Company.

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

   Engineering Services and Land Operations. Through its Cliffs Drilling subsidiary, the Company conducts land rig operations in Venezuela. Although the majority of the Company's contracts are daywork contracts, the Company also conducts "turnkey" operations. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. Prior to the acquisition of Cliffs Drilling the cumulative net results of the Company's turnkey contracts had been immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracts. However, as a result of the acquisition of Cliffs Drilling, the Company now provides a larger portion of its services under turnkey drilling contracts. In April 1998, Cliffs Drilling had entered into a turnkey contract which was expected to utilize seven of the Company's land rigs over a three and one-half year period. However, in December 1999, the contract was cancelled as a result of the downturn in the market (see MD&A - Other). In addition, because of the significant decline in the demand for contract drilling services that began in mid 1998, the Company expects to pursue more turnkey work as a way of increasing utilization of its rigs.

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

   Although the majority of the Company's contracts are daywork contracts, the Company's use of "turnkey" contracts increased significantly in 1999 as a result of the acquisition of Cliffs Drilling. In addition, because of the significant decline in the demand for contract drilling services that began in mid 1998, the Company expects to pursue more turnkey work as a way of increasing utilization of its rigs. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill stem, lost production or damage to the reservoir, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel.

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

   The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1999, the Company performed services for approximately 185 different customers.

    For the year ended December 31, 1999, revenues of approximately $175.1 million from PDVSA Exploration and Production and revenues of approximately $119.5 million from British Petroleum and affiliates accounted for 19.0% and 13.0%, respectively, of the Company's total operating revenues. For the year ended December 31, 1998, revenues of approximately $116.1 million from British Petroleum and affiliates accounted for 11.2% of the Company's total operating revenues. For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues.

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

   Financial information by geographic area is furnished in Note M of Notes to Consolidated Financial Statements.

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

                       Operating Risks and Insurance

   The Company's operations are subject to many hazards. In the drilling of oil and gas wells, especially exploratory wells where little is known of the subsurface formations, there always exists a possibility of encountering unexpected conditions of extreme pressure and temperature and the risk of a blowout, cratering and fires that could cause injury or death, damage to property, pollution, and suspension of drilling operations. The Company's fleet is also subject to hazards inherent in marine operations, either while on site or under tow, such as capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound location. The Company may also be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damage. The Company maintains such insurance protection as it deems prudent, including liability insurance and insurance against damage to or loss of equipment. In addition, the Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers, requiring such customers to hold the Company harmless in the event of loss of production, reservoir damage or liability for pollution that originates below the water surface. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. There is no assurance that such insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The principal hazards against which the Company may not be fully insured or indemnified are environmental liabilities which may result from a blowout or similar accident or a liability resulting from reservoir damage alleged to be caused by the negligence or other legal fault of the Company. Further, there is no assurance that the Company will be able to obtain adequate insurance coverage at the rates it deems reasonable in the future. Recognizing these risks, the Company has various programs that are designed to promote a safe environment for its personnel and equipment.

   At   present,  the  Company  intends  generally  to  maintain   business
interruption insurance with respect to its semisubmersibles and drillships, but not with respect to the other rigs or vessels in its fleet.

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

                                 Employees

   The Company emphasizes employee safety, training and retention. The number of employees varies depending on the level of drilling activity. As of February 29, 2000, the Company employed approximately 5,100 persons. There are no collective bargaining contracts covering the Company's domestic employees. As of February 29, 2000, the Company employed 235 local personnel in Venezuela, of which 170 are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. The Company believes its relations with its employees are good.

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

   In January 1999, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, one insurer has denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

   The Company is involved in various other legal actions arising in the normal course of business. A substantial number of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and other vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. See Note F of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                  PART II

Item   5.    Market   for  the  Registrant's  Common  Stock   and   Related
Stockholder Matters

   The combination of Falcon and R&B became effective at 11:59 p.m. E.S.T. on December 31, 1997. The common stock of R&B Falcon began trading on the New York Stock Exchange ("NYSE") on January 2, 1998 under the symbol "FLC." The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of R&B Falcon common stock as reported by the NYSE Composite Tape for the periods indicated. R&B Falcon did not declare any dividends on its common stock for the periods indicated.

                                1999                 1998
                         ------------------  ------------------
                            High     Low       High      Low
                         --------  --------  --------  --------

      First Quarter      $  9.250  $  5.188  $ 35.375  $ 23.125
      Second Quarter       11.750     6.625    34.188    20.500
      Third Quarter        16.063     8.938    23.188     8.750
      Fourth Quarter       15.000    10.688    16.500     6.750

   There were approximately 3,607 holders of record of the Company's common stock as of March 6, 2000.

   In   December  1997,  the  Company  adopted  a  preferred  share  Rights
Agreement. See Note J of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES
                  (in millions except per share amounts)

     The  following  table includes the accounts of R&B  and  Falcon  as  a
result  of the Merger and Cliffs Drilling effective December 1, 1998.   See
Note B of Notes to Consolidated Financial Statements.

                                            Years Ended December 31,
                            ---------------------------------------------------
                               1999       1998       1997       1996      1995
                            ---------  ---------  ---------  ---------  -------
Operating revenues          $   918.8  $ 1,032.6  $   933.0  $   609.6  $ 390.3
                            =========  =========  =========  =========  =======
Income (loss) from continuing
 continuing  operations
 before extraordinary
 gain (loss)                $   (67.8) $    91.0  $    29.8  $   106.7  $  23.5

Income (loss) from
 discontinued operations           -        36.0      (36.0)        -        -

Extraordinary gain (loss)(1)     (1.7)     (24.2)        -          -       3.4
                            ---------  ---------  ---------  ---------  -------
Net income (loss)               (69.5)     102.8       (6.2)     106.7     26.9

Dividends and accretion
 on preferred stock (2)          33.7         -          -         3.6      5.2
                            ---------  ---------  ---------  ---------  -------
Net income (loss) applicable
  to common stockholders    $  (103.2) $   102.8  $    (6.2) $   103.1  $  21.7
                            =========  =========  =========  =========  =======
Net income (loss) per common share:
 Basic:
   Continuing operations    $    (.53) $     .54  $     .18  $     .70  $   .16
   Discontinued operations        -          .21       (.22)       -        -
   Extraordinary gain (loss)     (.01)      (.14)       -          -        .03
                            ---------  ---------  ---------  ---------  -------
       Net income (loss)    $    (.54) $     .61  $    (.04) $     .70  $   .19
                            =========  =========  =========  =========  =======
 Diluted:
   Continuing operations    $    (.53) $     .54  $     .18  $     .67  $   .15
   Discontinued operations        -          .21       (.22)       -        -
   Extraordinary gain (loss)     (.01)      (.14)       -          -        .03
                            ---------  ---------  ---------  ---------  -------
       Net income (loss)    $    (.54) $     .61  $    (.04) $     .67  $   .18
                            =========  =========  =========  =========  =======

Total assets                $ 4,916.1  $ 3,714.0  $ 2,011.4  $ 1,455.8  $ 946.8
                            =========  =========  =========  =========  =======
Long-term obligations
 (including current portion)
  and redeemable stocks     $ 3,229.5  $ 1,872.5  $   827.4  $   514.2  $ 296.7
                            =========  =========  =========  =========  =======
Dividends on Common Stock   $      -   $      -   $      -   $      -   $    -
                            =========  =========  =========  =========  =======
_____________

(1) The extraordinary gain for 1995 and the extraordinary losses for 1998 and 1999 are all due to the extinguishment of debt obligations. The extraordinary losses for 1998 and 1999 are net of a tax benefit of $13.0 million and $.9 million, respectively.
(2) In 1995,  Falcon's Series A Convertible Preferred Stock  was  converted into approximately 15.6 million shares of common stock and in 1996, R&B's $1.625 Convertible Preferred Stock was converted into approximately 10.2 million shares of common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations

   On July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), renamed as R&B Falcon Holdings, Inc., and Reading & Bates Corporation ("R&B"), renamed as R&B Falcon (International and Deepwater) Inc., announced that they had agreed to combine their companies under a new company -- R&B Falcon Corporation ("R&B Falcon") (the "Merger"). On December 23, 1997, the Merger was approved by both companies' shareholders and on December 31, 1997, the Merger was consummated. Each outstanding share of common stock of Falcon was converted into one share of common stock of R&B Falcon and each outstanding share of common stock of R&B was converted into 1.18 shares of common stock of R&B Falcon. The Merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the year ended December 31, 1997 have been restated to include the accounts of R&B and Falcon.

   On December 1, 1998, the Company acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"). Cliffs Drilling is a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Cliffs
Drilling's fleet consisted of 16 jack-up rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of the Company's common stock and cash in lieu of fractional shares. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. This valuation was based upon a price of $14.2125 per share of the Company's common stock, which was the average closing price per share of the Company's common stock during the period in which the principal terms of the merger were agreed upon and the merger was announced. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $86.8 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. The consolidated financial statements include Cliffs Drilling since December 1, 1998.

Results of Operations

   The Company reported a net loss for 1999 of $69.5 million ($.54 per diluted share after dividends and accretion on preferred stock of $33.7 million) compared to net income of $102.8 million ($.61 per diluted share) for 1998 and a net loss of $6.2 million ($.04 per diluted share) for 1997. Included in the 1999 results was a $34.7 million expense related to the drillship conversion projects that were cancelled in 1998 and an extraordinary loss of $1.7 million due to the extinguishment of debt obligations. Included in the 1998 results was a $118.3 million expense due to the cancellation of four drillship conversion projects, an extraordinary loss of $24.2 million due to the extinguishment of debt obligations, the reversal of $8.0 million of merger expenses due to an Internal Revenue Service ruling and the reversal of $36.0 million of accrued estimated losses due to the accounting requirements for recontinuance of previously discontinued oil and gas operations. Included in the 1997 results are merger expenses of $66.4 million and accrued losses related to discontinued operations of $36.0 million.

   Operating Revenues
                                         Years Ended December 31,
                                      -----------------------------
     Operating revenues (in millions)   1999       1998       1997
                                      -------   ---------   -------
       Deepwater                      $ 354.9   $   392.5   $ 349.3
       Shallow water                    198.9       382.9     333.2
       Inland water                     121.7       244.3     249.9
       Engineering services
         and land operations            242.8        12.9        -
       Development                         .5          -         .6
                                      -------   ---------   -------
            Total                     $ 918.8   $ 1,032.6   $ 933.0
                                      =======   =========   =======

   Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased $113.8 million from 1998 to 1999 due to the following: The deepwater fleet revenues decreased $37.6 million primarily due to a decrease in utilization, offset by the activation of the Deepwater Millennium and Deepwater Expedition in the fourth quarter of 1999. The shallow water fleet revenues decreased $184.0 million despite the increase in revenues generated from the purchase of Cliffs Drilling in December 1998. Such decrease is primarily due to lower utilization and dayrates. The inland water fleet revenues decreased $122.6 million also due to lower utilization and dayrates. Engineering services and land operations revenues increased $229.9 million due to the purchase of Cliffs Drilling in December 1998.

   Operating revenues increased $99.6 million from 1997 to 1998 due to the following: The deepwater fleet revenues increased $43.2 million primarily due to an increase in dayrates and due to the activation of the C. Kirk Rhein, Jr. The shallow water fleet revenues increased $49.7 million primarily due to an increase in dayrates for the international jack-up fleet. Although the inland water fleet's revenues remained relatively constant from 1997 to 1998, there was an increase in the marine transportation fleet revenues primarily due to fleet additions offset by a decrease in the barge fleet due to decreased utilization. The engineering services and land operations revenues were attributable to the purchase of Cliffs Drilling on December 1, 1998.

   Operating Expenses
                                       Years Ended December 31,
                                      ---------------------------
     Operating expenses (in millions)   1999      1998      1997
                                      -------   -------   -------
       Deepwater                      $ 174.1   $ 186.1   $ 140.2
       Shallow water                    152.6     161.5     158.7
       Inland water                      99.0     169.1     136.7
       Engineering services
         and land operations            181.7      11.1        -
       Development                        3.7      19.5     130.2
                                      -------   -------   -------
            Total                     $ 611.1   $ 547.3   $ 565.8
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

   Operating expenses increased $63.8 million from 1998 to 1999 due to the following: Operating expenses increased primarily due to the increase in the engineering services and land operations segment resulting from the purchase of Cliffs Drilling in December 1998. Offsetting this increase were lower operating expenses for the deepwater, shallow water and inland water fleets despite the increase in expenses generated from the purchase of Cliffs Drilling in December 1998. Such decrease is primarily due to lower utilization fleetwide. Also included as a reduction of operating expenses in 1999, in the inland water segment, is a gain of $16.1 million due to the total loss of a drilling barge as a result of a blowout and fire and an $8.3 million gain, in the shallow water segment, due to the settlement of the W.D. Kent derrick equipment casualty. Such casualty occurred in the third quarter of 1997 as a result of a blowout and fire.

   Operating expenses decreased $18.5 million from 1997 to 1998 due to the following: The development division expenses decreased $110.7 million due to dryhole costs and impairment charges relating to oil and gas properties in 1997. Offsetting this decrease was a $45.9 million increase in the deepwater fleet expenses primarily due to the activation of the C. Kirk Rhein, Jr. and increased wage rates, a $32.4 million increase in the inland water fleet expenses primarily due to the additions to the marine transportation fleet and a $11.1 million increase in engineering services and land operations due to the purchase of Cliffs Drilling on December 1, 1998.

   Cancellation of Conversion Projects

   Cancellation of conversion projects expense of $118.3 million in 1998 and $34.7 million in 1999 is the result of the 1998 termination of the Peregrine VI, Peregrine VIII and two other drillship conversion projects that were in the preliminary phases. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write-down of surplus equipment and the vessels that were purchased for conversion. Such projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates. See Liquidity and Capital Resources - Capital Expenditure Commitments.

   Depreciation and Amortization
                                        Years Ended December 31,
                                      ---------------------------
                                        1999      1998      1997
                                      -------   -------   -------
     Depreciation and
       amortization (in millions)     $ 158.0   $  98.0   $  84.7
                                      =======   =======   =======

   The $60.0 million increase in depreciation and amortization expense in 1999 from 1998 is primarily due to the purchase of Cliffs Drilling in December 1998, the purchase and/or significant upgrades of offshore and inland marine vessels during 1998 and the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100 in the latter part of 1999.

   Despite the reduction in depreciation expense for the year ended December 31, 1998 of approximately $20.7 million due to the extension of the expected useful lives of the Company's marine units effective January 1, 1998, depreciation expense increased $13.3 million in 1998 from 1997 due to the purchase and/or significant upgrades of offshore and inland marine vessels during 1998 and late 1997.

   General and Administrative Expenses
                                        Years Ended December 31,
                                      ---------------------------
                                        1999      1998      1997
                                      -------   -------   -------
     General and administrative
       expenses (in millions)         $  69.9   $  61.2   $  55.7
                                      =======   =======   =======

   General and administrative expenses increased $8.7 million in 1999 compared to 1998 primarily due to $6.6 million of executive termination expense, $1.5 million of employee incentive compensation expense and the purchase of Cliffs Drilling in December 1998. See Notes K and Q of Notes to Consolidated Financial Statements.

   General and administrative expenses increased $5.5 million in 1998 compared to 1997 primarily due to increases in payroll and related expenses.

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

   Interest Expense
                                       Years Ended December 31,
                                      ---------------------------
                                        1999     1998       1997
                                      -------   -------   -------
     Interest expense, net of interest
         capitalized (in millions)    $ 169.8   $  63.9   $  41.6
                                      =======   =======   =======

   The $105.9 million increase in interest expense in 1999 as compared to 1998 was primarily attributable to the issuance of $400.0 million of senior notes in December 1998, $1.0 billion of senior notes in March 1999 and a $250.0 million project financing in August 1999. This increase was partially offset by a $35.0 million increase in capitalized interest related to significant upgrade and new build projects. Noncash interest expense attributable to amortization of discounts associated with the Company's debt obligations for the year ended December 31, 1999 was $.7 million. See Liquidity and Capital Resources - Debt Issuance and Project Financings.

   The $22.3 million increase in interest expense in 1998 as compared to 1997 was primarily attributable to the issuance of $1.1 billion of senior notes in April 1998. This increase was partially offset by increased capitalized interest related to significant upgrade and new build projects. Noncash interest expense attributable to amortization of discounts associated with the Company's debt obligations for the year ended December 31, 1998 was $3.4 million.

   Interest Income

   Interest income increased in 1999 as compared to 1998 due to increased cash and short-term investment balances during the period.

   Income (loss) from equity investees plus related income

   Income from equity investees plus related income increased in 1999 as compared to 1998 primarily due to the Deepwater Pathfinder which commenced operations in the latter part of the first quarter of 1999. See Note C of Notes to Consolidated Financial Statements.

   Income Tax Expense (Benefit)
                                       Years Ended December 31,
                                      ---------------------------
                                        1999     1998      1997
                                      -------   -------   -------
     Income tax expense
       (benefit) (in millions)        $ (31.6)  $  58.9   $  84.7
                                      =======   =======   =======

   The $90.5 million decrease in income tax expense in 1999 as compared to 1998 is primarily due to the decrease in pre-tax income. The $25.8 million decrease in income tax expense in 1998 as compared to 1997 was due to the non-deductible merger expenses, which were incurred in 1997, and the tax benefits related to the recontinued operations being fully reserved in 1997.

   In 1998, the Company began recording income taxes at the full statutory rates as future tax benefit carryforwards will no longer be reserved.

   Minority Interest
                                       Years Ended December 31,
                                      ---------------------------
                                        1999      1998      1997
                                      -------   -------   -------
     Minority interest (in millions)  $  12.3   $  11.3   $   9.4
                                      =======   =======   =======

   Minority interest relates primarily to the results of Arcade Drilling and the 25.6% attributable to stockholders other than the Company. Arcade Drilling reported income in 1999, 1998 and 1997 of $46.9 million, $44.2 million and $36.9 million, respectively.

  Extraordinary Loss

   Extraordinary losses for 1999 of $1.7 million, net of a tax benefit of $.9 million and 1998 of $24.2 million, net of a tax benefit of $13.0 million are both due to the extinguishment of debt obligations in connection with the issuance of new debt obligations. See Notes A and E of Notes to Consolidated Financial Statements.

Oil & Gas Activities

  The Company's oil and gas business is operated primarily through its majority-owned subsidiaries Reading & Bates Development Co. ("Devco"), and to an insignificant extent, through its wholly-owned subsidiaries Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company.

  In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. In 1997, Devco incurred dryhole costs of $65.1 million and asset impairment charges of $42.8 million.

Liquidity and Capital Resources

  Cash Flows

   Net cash provided by operating activities was $198.6 million for 1999, compared to $247.9 million and $330.1 million for 1998 and 1997, respectively. Fluctuations between the years are primarily due to increases and decreases in net income as a result of fluctuations in dayrates and utilization, offset by the changes in the components of working capital.

   Net  cash  used in investing activities was $1,315.3 million  for  1999, compared to $1,061.6 million for 1998 and $703.6 million for 1997. Increases between the years are primarily due to capital expenditures, primarily related to the significant capital projects involving the construction or upgrade of drilling units and rig and vessel acquisitions. Also in 1999, purchase of short-term investments increased due to the investment of a portion of the proceeds from debt and preferred stock offerings (see below), and the increase in cash dedicated to capital projects which will be used for capital expenditures and principal and interest payments (see Note A of Notes to Consolidated Financial Statements).

   Net cash provided by financing activities was $1,194.4 million for 1999, compared to $935.6 million for 1998 and $301.2 million for 1997. The increase in 1999 as compared to 1998 is due to proceeds received from a $1.0 billion debt offering, $300.0 million preferred stock offering and the $250.0 million financing for the construction of the Deepwater Nautilus, offset by the repayment of certain existing debt obligations. The increase in 1998 as compared to 1997 was primarily due to proceeds from two senior note offerings totaling $1.5 billion during 1998, offset by the repayment of certain existing debt obligations.

   Debt Issuance

   On March 26, 1999, the Company issued three series of senior notes with an aggregate principal amount of $1.0 billion. The senior notes consisted of $400.0 million of 11% senior secured notes due 2006, $400.0 million of 11.375% senior secured notes due 2009 and $200.0 million of 12.25% senior notes due 2006 (collectively, the "Senior Notes"). The $800.0 million senior secured notes are collateralized by ten of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $970.6 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. See Note E of Notes to Consolidated Financial Statements.

   Preferred Stock Issuance

   On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. The Warrants became exercisable on July 7, 1999. The Warrants expire and the Preferred Stock is mandatorily redeemable at its face value on May 1, 2009.

   Dividends are paid quarterly which commenced on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid through December 31, 1999 were $22.3 million and were paid by the issuance of additional shares of Preferred Stock. Dividends accrued at December 31, 1999 were $7.4 million and are included in the recorded amount of the Preferred Stock. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million are being amortized on a straight-line basis over the Warrants' ten year term. Amortization for the year ended December 31, 1999 was $4.0 million. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

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

   Project Financings

   In August 1999, a subsidiary of the Company completed a $250.0 million project financing for the construction the Deepwater Nautilus in which such subsidiary received net proceeds of approximately $245.2 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments commencing in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to the Company.

   In September 1999, the limited liability company which operates the Deepwater Frontier, which is owned 60% by the Company and 40% by Conoco completed a $270.0 million project financing in the form of a synthetic lease. The synthetic lease is collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a $50.0 million letter of credit which was secured by the Company (see Note A of Notes to Consolidated Financial Statements). Proceeds of such financing were used in part to repay advances of approximately $123.3 million which the Company had made to the limited liability company.

   Credit Facilities

   The Company had four bank facilities, three of which were repaid in March 1999 from proceeds from the Senior Notes and one that was terminated on January 3, 2000. The first was a $350.0 million revolving credit facility with a syndicate of banks, which had been fully drawn at the time of repayment in March 1999. See Note E of Notes to Consolidated Financial Statements.

   The second bank facility was a $125.0 million interim construction facility with a syndicate of banks for the construction of the Deepwater Millennium, which had been fully drawn at the time of repayment in March 1999. See Note D of Notes to Consolidated Financial Statements.

   The third bank facility was an interim construction facility with a syndicate of banks for the construction of the Deepwater Frontier. This interim loan was made to a limited liability company, which is owned 60% by the Company and 40% by Conoco. The Company had guaranteed repayment of 60% of this interim loan. At the time of repayment in March 1999, this credit facility had been drawn to $135.0 million and $81.0 million, which represents the Company's portion, was repaid.

   The fourth bank facility was a $35.0 million revolving credit facility maintained by Cliffs Drilling. At December 31, 1999, there were no amounts outstanding and on January 3, 2000 such facility was terminated by the Company. See Note E of Notes to Consolidated Financial Statements.

   Capital Expenditure Commitments

   The Company has numerous significant capital expenditure projects under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                 Water Depth Estimated   Contract              Expenditures
                 Capability   Delivery    Term     Estimated     Made thru
                   (feet)      Date      (years)     Cost    December 31, 1999
                   ------      ----      -------   --------  -----------------
Drillships:                                          (in millions)
DEEPWATER
  PATHFINDER(1)    10,000    Delivered        5    $  277.0      $  272.9
DEEPWATER
  FRONTIER (2)     10,000    Delivered       2.5   $  271.0      $  262.9
DEEPWATER
  MILLENNIUM       10,000    Delivered      4 (3)  $  275.0      $  272.6
DEEPWATER
  DISCOVERY        10,000 3rd quarter 2000   3     $  305.0      $  148.0
DEEPWATER
  EXPEDITION       10,000    Delivered       6     $  230.0      $  221.4
DEEPWATER
  NAVIGATOR (4)     7,200 1st quarter 2000   -     $  320.0      $  290.3
Semisubmersibles:
FALCON 100 (5)      2,400    Delivered       -     $  125.0      $  124.8
DEEPWATER NAUTILUS  8,000    Delivered       5     $  350.0      $  311.2
DEEPWATER HORIZON  10,000 1st quarter 2001   3     $  350.0      $   72.5
                                                   --------      --------
                                                   $2,503.0      $1,976.6
                                                   ========      ========
________________________
  (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
  (2)  The Company owns a 60% interest in the limited liability company that
       operates  this  drillship.    Under  the  drilling  contract for this
       drillship, the Company and Conoco have each committed to use this rig
       for two and one-half of the first five years after delivery.   During
       1999, both Conoco and the Company used the rig to drill a well and in October 1999 under the Company's direction, the rig commenced a two-year drilling contract offshore Brazil with Petrobras.
  (3) Statoil will use this drillship for the first three years after delivery, then the Company will alternate use of the rig with Statoil every six months for the next two years.
  (4) On April 15, 1999, BP Amoco cancelled the drilling contract for the Deepwater Navigator in accordance with the contract's terms because the drillship had not been delivered on time. The Company has received a letter of intent from Petrobras for a three-year drilling contract offshore Brazil.
  (5) In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. The Company is currently marketing this rig for work.

   In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to the rights of the oil companies. The Company believes that, based on provisions of the contracts that preclude recovery of indirect or consequential damages and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII were also cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects (Peregrine IX and Peregrine X)
that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998.

   In connection with the drillship conversion projects, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. The Company expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company determined that a portion of such surplus equipment was not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999 to write-down such inventory to net realizable value. As of December 31, 1999, the Company had approximately $59.0 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

   Also in the third quarter of 1999, the Company sold the Peregrine X (with the hull being the primary remaining asset) for approximately $5.8 million. As a result of the sale, the Company recorded a loss of $6.1 million that has been included in the cancellation of conversion projects in the Consolidated Statement of Operations.

   In the fourth quarter of 1999, the Company expensed $3.0 million in connection with the final settlement with the shipyard and the write-down of the Peregrine VI and Peregrine VIII hulls to estimated scrap value.

   In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung Heavy Industries Co. Ltd. at an estimated cost of $310.0 million, with a scheduled delivery in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. As a result of such contributions, the Company's ownership in Navis approximated 38.6%. Most of the equipment and equipment purchase orders that were or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation. Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

   The Deepwater Expedition, Falcon 100 and Deepwater Navigator were or will be completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator have cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company is currently marketing the Falcon 100 for work and the Company has received a letter of intent from Petrobras for the use of the Deepwater Navigator for a three-year drilling contract offshore Brazil. The customer for the Deepwater Expedition did not cancel its drilling contract and as of the date of this filing no late penalties had been claimed. However, if late penalties are legally imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

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

Liquidity

   Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover , but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held, 4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on the Company's liquidity, financial position and results of operations.

   During 1999, the Company received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock, and a subsidiary of the Company received approximately $245.2 million in project financing for the construction of the Deepwater Nautilus. The proceeds were used to repay existing indebtedness of approximately $556.0 million with the remainder being used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, the Company is considering certain asset sales, including the Seillean and Iolair, and under the Company's indenture covenants, the Company may enter into a revolving credit facility up to approximately $180.0 million. As of December 31, 1999, the Company had $717.0 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects (see Note A of Notes to Consolidated Financial Statements).

   The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for 2000 to total approximately $540.0 million.

   The Company has limited ability under its indenture covenants to incur additional recourse indebtedness. However, the Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

   The impact of general economic inflation on the Company's operations for the three years ended December 31, 1999 has not been material.

Year 2000

   The Year 2000 issue ("Y2K") arose as a result of many computer systems being affected in some way by the rollover of the two-digit year value to
00. The Company undertook a Y2K compliance program to assess, test, implement and develop contingency plans for those systems potentially affected by Y2K as well as contacting third parties with which the Company has a substantial relationship to assess their status. The Company completed its Y2K compliance program and made certain modifications to its existing software and systems and/or conversions to new software. As of the date of this filing, the Company has not experienced any disruption of its operations due to Y2K. The total cost of the Company's Y2K compliance program was approximately $3.0 million, which consisted primarily of the replacement of accounting software for one of the Company's wholly owned subsidiaries. The Company does not anticipate to incur any significant Y2K related costs in 2000.

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

    In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company had recontracted the Jack Bates to Mobil for one well at a dayrate of $156,000 and for another well at a dayrate of $69,000. These contracts are without prejudice to either party's rights in the dispute over the termination of the original contract. The Company has filed a request for arbitration with the London Court of International Arbitration, and the arbitration proceedings are continuing.

   In January 1999, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, one insurer has denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

   In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize seven of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with 6 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   On  February 15, 2000, the Company announced the election of Mr.  R.  A.
(Rich) Pattarozzi to the Company's Board of Directors effective immediately. Mr. Pattarozzi recently retired from Shell Offshore Inc. after a career with various Shell Oil Company affiliates beginning in 1966. Mr. Pattarozzi served as President and Chief Executive Officer of Shell Deepwater Development Inc. and President and Chief Executive Officer of Shell Deepwater Production Inc. and was Vice President of Shell Offshore Inc. where he had responsibility for Shell Deepwater Development Inc. and Shell Deepwater Production Inc. He was responsible for the exploration, development and production for Shell's Gulf of Mexico deepwater properties and its shelf exploration and production business.

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

  The  Company is exposed to changes in interest rates with respect to  its debt obligations.  The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of December
31, 1999 (dollars in millions):
                                                                     Estimated
                                                                     Fair Value
                                                                        at
                                                                    December 31,
                 2000   2001   2002   2003   2004  Thereafter  Total     1999
                ------ ------ ------ ------ ------ ---------- ------- ---------
Fixed Rate Debt:
 Amount         $ 20.1 $ 41.5 $ 38.6 $591.6 $ 44.6  $2,219.7  $2,956.1 $2,891.9
 Average
  interest rate 7.324% 7.622% 7.310% 8.268% 7.310%   9.374%   9.056%

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

Item 8.  Financial Statements and Supplementary Data

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
R&B Falcon Corporation

   We have audited the accompanying consolidated balance sheets of R&B Falcon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B Falcon Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

/s/Arthur Andersen LLP

Houston, Texas
February 22, 2000


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                   December 31, 1999 and 1998
               (in millions except share amounts)

                                                      1999          1998
                                                   ---------     ---------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents, gross                $   415.5     $   177.4
   Less cash dedicated to capital projects            (160.4)           -
                                                   ---------     ---------
   Cash and cash equivalents, net                      255.1         177.4
   Short-term investments                              301.5            -
   Accounts receivable:
    Trade, net                                         141.3         197.0
    Other                                               86.0          73.5
   Materials and supplies inventory                     52.6          36.1
   Drilling contracts in progress                       16.7          29.5
   Other current assets                                 13.9          25.0
                                                   ---------     ---------
    Total current assets                               867.1         538.5
                                                   ---------     ---------
 INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED INVESTEES                               82.7          28.2
                                                   ---------     ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                          4,034.7       3,369.2
   Other                                               262.5         181.1
                                                   ---------     ---------
    Total property and equipment                     4,297.2       3,550.3
   Accumulated depreciation                           (662.0)       (519.4)
                                                   ---------     ---------
    Net property and equipment                       3,635.2       3,030.9
                                                   ---------     ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION              84.8          70.6
                                                   ---------     ---------
 DEFERRED CHARGES AND OTHER ASSETS                     246.3          45.8
                                                   ---------     ---------
 TOTAL ASSETS                                      $ 4,916.1     $ 3,714.0
                                                   =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Short-term obligations                          $      -      $   123.4
   Long-term obligations due within one year            20.1           6.3
   Accounts payable - trade                            104.8          64.9
   Accrued liabilities                                 227.9         158.6
                                                   ---------     ---------
    Total current liabilities                          352.8         353.2
 LONG-TERM OBLIGATIONS                               2,933.4       1,866.2
 OTHER NONCURRENT LIABILITIES                           39.7          39.2
 DEFERRED INCOME TAXES                                  53.2         142.4
                                                   ---------     ---------
    Total liabilities                                3,379.1       2,401.0
                                                   ---------     ---------
 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                      56.6          62.8
                                                   ---------     ---------
 REDEEMABLE PREFERRED STOCK
   322,250.188 shares issued and
   outstanding at December 31, 1999                    276.0            -
                                                   ---------     ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 550,000,000
    shares authorized, 193,743,778 shares
    and 193,399,910 shares issued and
    outstanding at December 31, 1999 and
    1998, respectively                                   1.9           1.9
  Capital in excess of par value                     1,113.4       1,061.5
  Retained earnings                                     95.9         199.1
  Other                                                 (6.8)        (12.3)
                                                   ---------     ---------
     Total stockholders' equity                      1,204.4       1,250.2
                                                   ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 4,916.1     $ 3,714.0
                                                   =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                          R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions except per share amounts)

                                                 Years Ended December 31,
                                               ----------------------------
                                                 1999      1998      1997
                                               --------  --------  --------
OPERATING REVENUES:
  Deepwater                                    $  354.9  $  392.5  $  349.3
  Shallow water                                   198.9     382.9     333.2
  Inland water                                    121.7     244.3     249.9
  Engineering services and land operations        242.8      12.9        -
  Development                                        .5        -         .6
                                               --------  --------  --------
     Total operating revenues                     918.8   1,032.6     933.0
                                               --------  --------  --------
COSTS AND EXPENSES:
  Deepwater                                       174.1     186.1     140.2
  Shallow water                                   152.6     161.5     158.7
  Inland water                                     99.0     169.1     136.7
  Engineering services and land operations        181.7      11.1        -
  Development                                       3.7      19.5     130.2
  Cancellation of conversion projects              34.7     118.3        -
  Depreciation and amortization                   158.0      98.0      84.7
  General and administrative                       69.9      61.2      55.7
  Merger expenses                                    -      ( 8.0)     66.4
                                               --------  --------  --------
     Total costs and expenses                     873.7     816.8     772.6
                                               --------  --------  --------
OPERATING INCOME                                   45.1     215.8     160.4
                                               --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense, net of
     capitalized interest                        (169.8)    (63.9)    (41.6)
  Interest income                                  35.3       9.6       6.1
  Income (loss) from equity investees
     plus related income                            3.5       (.2)       -
  Other, net                                       (1.2)      (.1)     (1.0)
                                               --------  --------  --------
     Total other income (expense)                (132.2)    (54.6)    (36.5)
                                               --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES,  MINORITY INTEREST
 AND EXTRAORDINARY LOSS                           (87.1)    161.2     123.9
                                               --------  --------  --------
INCOME TAX EXPENSE (BENEFIT):
  Current                                          48.3      38.5      39.3
  Deferred                                        (79.9)     20.4      45.4
                                               --------  --------  --------
     Total income tax expense (benefit)           (31.6)     58.9      84.7
                                               --------  --------  --------
MINORITY INTEREST                                 (12.3)    (11.3)     (9.4)
                                               --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY LOSS                      (67.8)     91.0      29.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS           -       36.0     (36.0)
EXTRAORDINARY LOSS, NET OF TAX BENEFIT             (1.7)    (24.2)       -
                                               --------  --------  --------
NET INCOME (LOSS)                                 (69.5)    102.8      (6.2)
DIVIDENDS AND ACCRETION ON PREFERRED STOCK         33.7        -         -
                                               --------  --------  --------
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                                $ (103.2) $  102.8  $   (6.2)
                                               ========  ========  ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations
       after preferred stock dividends         $   (.53) $    .54  $    .18
     Discontinued operations                        -         .21      (.22)
     Extraordinary loss                            (.01)     (.14)      -
                                               --------  --------  --------
       Net income (loss)                       $   (.54) $    .61  $   (.04)
                                               ========  ========  ========
  Diluted:
     Continuing operations
       after preferred stock dividends         $   (.53) $    .54  $    .18
     Discontinued operations                        -         .21      (.22)
     Extraordinary loss                            (.01)     (.14)      -
                                               --------  --------  --------
       Net income (loss)                       $   (.54) $    .61  $   (.04)
                                               ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                           192.7     167.5     164.1
                                               ========  ========  ========
  Diluted                                         192.7     168.8     166.2
                                               ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                           R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)

                                                 Years Ended December 31,
                                               ----------------------------
                                                 1999      1998      1997
                                               --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  (69.5) $  102.8  $   (6.2)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                 158.0      98.0      84.7
    Gain on dispositions of property
      and equipment                               (19.2)     (9.0)     (6.9)
    Cancellation of conversion projects            34.7     118.3        -
    Deferred income taxes                         (80.6)     20.4      47.4
    Recognition of deferred expenses               15.6      12.2       7.1
    Deferred compensation                           5.0       1.1      17.8
    Loss (income) from equity investees
      plus related income                          (3.5)       .2        -
    Minority interest in income of
      consolidated subsidiaries                    12.3      11.3       9.4
    Dryhole and exploration expenses
      relating to oil and gas properties             -       23.2     114.9
    Loss (income) from discontinued operations       -      (36.0)     36.0
    Extraordinary loss from extinguishment of
      debt, net of tax benefit                      1.7      24.2        -
    Changes in assets and liabilities:
      Accounts receivable, net                     50.9     (28.1)    (53.9)
      Materials and supplies inventory            (17.6)     (9.9)      (.8)
      Drilling contracts in progress               13.5      (6.2)       -
      Deferred charges and other assets            12.0     (22.0)    (17.3)
      Accounts payable - trade                     34.2     (17.9)      8.4
      Accrued interest                             33.9      (5.9)      7.1
      Accrued liabilities                           6.3     (21.8)     58.9
      Income taxes                                  9.8      (4.4)     25.9
      Other, net                                    1.1      (2.6)     (2.4)
                                               --------  --------  --------
        Net cash provided by
           operating activities                   198.6     247.9     330.1
                                               --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment           28.1      43.0      10.4
  Purchases of property and equipment,
    exclusive of noncash items                   (830.4) (1,152.8)   (682.3)
  Increase in cash dedicated
    to capital projects                          (160.4)       -         -
  Purchase of Cliffs Drilling Company,
    net of cash acquired                             -       28.0        -
  Sale (purchase) of short-term investments      (301.5)     45.4     (29.1)
  Increase in investments in and advances to
    unconsolidated investees                      (51.1)    (25.2)     (2.6)
                                               --------  --------  --------
    Net cash used in investing activities      (1,315.3) (1,061.6)   (703.6)
                                               --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term
    obligations                                  (123.4)    123.4        -
  Net proceeds from (payments on) revolving
    credit facilities                            (150.0)   (332.0)    316.0
  Proceeds from long-term obligations           1,215.8   1,494.0      38.0
  Principal payments on long-term obligations     (19.9)   (323.2)    (49.6)
  Premium paid on debt extinguishment                -      (23.9)       -
  Net proceeds from issuance of preferred stock   288.8        -         -
  Distribution to minority shareholders of
    consolidated subsidiaries,
    net of contributions                          (18.6)     (4.0)       -
  Other                                             1.7       1.3      (3.2)
                                               --------  --------  --------
    Net cash provided by financing activities   1,194.4     935.6     301.2
                                               --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      77.7     121.9     (72.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    177.4      55.5     127.8
                                               --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  255.1  $  177.4  $   55.5
                                               ========  ========  ========
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest   $  127.4  $  105.6  $   36.5
  Income taxes paid                            $   41.0  $   36.5  $   13.9
  Noncash investing activities:
    Purchase of Cliffs Drilling Company
      in exchange for equity                   $     -   $  391.5  $     -
    Other purchases of property and equipment
      in exchange for equity, debt or other
      noncurrent liabilities                   $    9.3  $   35.5  $    8.0

The accompanying notes are an integral part of the consolidated financial statements.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1999
                              (in millions)

                                                Capital in  Retained
                                  Common Stock   Excess of  Earnings
                                Shares Amount(1) Par Value  (Deficit)   Other
                                ------ --------- ---------  ---------  -------
Balances at December 31, 1996    163.4   $  1.6  $   630.8   $ 102.5   $ (18.2)

Net loss                                                        (6.2)
Activity in Company stock plans    1.2                 8.9
Amortization of restricted
  stock award                                           .9                 6.8
Acceleration of stock award       (.3)                (9.3)               10.1
Other                                                   .1
                               ------   -------   --------   -------   -------
Balances at December 31, 1997   164.3       1.6      631.4      96.3      (1.3)

Net income                                                     102.8
Purchase of assets               27.9        .3      416.4
Activity in Company stock plans    .2                  1.3
Restricted stock award, net of
  amortization                     .9                 12.3               (11.0)
Other                              .1                   .1
                               ------   -------  ---------   -------   -------
Balances at December 31, 1998   193.4       1.9    1,061.5     199.1     (12.3)

Net loss                                                       (69.5)
Dividends and accretion on
  preferred stock                                              (33.7)
Purchase of assets                  .2                 4.1
Contribution to employee
  savings plans                     .1                 1.1
Issuance of subsidiary stock to
  employees                                             .8
Activity in Company stock plans                         .8
Amortization of restricted
  stock award                                         (1.2)                5.5
Issuance of warrants                                  46.4
Other                                                  (.1)
                                ------   ------  ---------   -------   -------
Balances at December 31, 1999    193.7   $  1.9  $ 1,113.4   $  95.9   $  (6.8)
                                ======   ======  =========   =======   =======
____________________
(1) Amounts less than one-tenth of a million are not shown.

The accompanying notes are an intregral part of the consolidated financial statements.

                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              ______________

(A)  INDUSTRY CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION - The consolidated financial statements include the accounts of R&B Falcon Corporation ("R&B Falcon") and its subsidiaries (collectively, the "Company"), including R&B Falcon (International & Deepwater) Inc., formerly Reading & Bates Corporation ("R&B"); R&B Falcon Holdings, Inc., formerly Falcon Drilling Company, Inc. ("Falcon"); Cliffs Drilling Company ("Cliffs Drilling") effective December 1, 1998 and its majority-owned subsidiaries Arcade Drilling AS ("Arcade") (approximately 74.4%) and Reading & Bates Development Company ("Devco") (approximately 86.1%). All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for unconsolidated investees (see Note C).

   INDUSTRY CONDITIONS/LIQUIDITY - Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices,
2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held,
4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on the Company's liquidity, financial position and results of operations.

   During 1999, the Company received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock, and a subsidiary of the Company received approximately $245.2 million in project financing for the construction of the Deepwater Nautilus. The proceeds were used to repay existing indebtedness of approximately $556.0 million with the remainder being used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, the Company is considering certain asset sales, including the Seillean and Iolair, and under the Company's indenture covenants, the Company may enter into a revolving credit facility up to approximately $180.0 million. As of December 31, 1999, the Company had $717.0 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

   The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for 2000 to total approximately $540.0 million.

   The Company has limited ability under its indenture covenants to incur additional recourse indebtedness. However, the Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents. Arcade's cash and cash equivalents balance is available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 among Arcade, Transocean Offshore Inc. and R&B which restrictions preclude R&B from borrowing any cash from Arcade unless (i) Transocean is offered a pro-rata loan (based on stock ownership in Arcade) on similar terms and (ii) any such loan(s) otherwise comply with applicable laws. At December 31, 1999, $36.9 million of the cash and cash equivalents balance related to Arcade. Arcade declared distributions of approximately $110.0 million in 1999, of which the Company received approximately $78.8 million, net of applicable withholding taxes and approximately $15.8 million in 1998, of which the Company received approximately $11.8 million.

   In the third quarter of 1999, the project financings for the Deepwater Nautilus (see Note E) and the Deepwater Frontier (see Note C and E) were completed and as a result $160.4 million of the Company's cash at December 31, 1999 was restricted as to use. Such amount consists of $110.4 million related to the financing of the Deepwater Nautilus and will be used for capital expenditures and certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five-year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been classified as Other Assets.

   SHORT-TERM   INVESTMENTS - Short-term investments consist  of  interest-
bearing deposits with a commercial bank with an original maturity greater than three months but less than one year from the date of the investment.

   MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or market at the date of acquisition with respect to purchased property and equipment. Drilling units and marine equipment are depreciated under the straight-line method. Gain (loss) on disposal of properties is credited (charged) to income. Estimated useful lives range from three to thirty years. In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $20.7 million reduction in depreciation expense for the year ended December 31, 1998.

   Costs incurred for construction and significant upgrades of marine equipment are accumulated in construction in progress with no depreciation being recorded on such amounts until the construction or upgrade is completed and the equipment is placed into service. The amount of construction in progress included in drilling equipment at December 31, 1999 and 1998 was $1,609.8 million and $1,222.3 million, respectively. Certain marine equipment is being held in non-operating status pending modification and decisions regarding its deployment. Management believes its market value approximates its net book value of $62.7 million at December 31, 1999.

    The Company's management periodically evaluates the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset compared to the carrying amount of that asset.

   GAIN ON DRILLING BARGE CASUALTY - In June 1999, one of the Company's inland drilling barges was declared a total loss as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company's physical damage insurance covered the loss of the barge and as a result the Company recorded a gain of approximately $16.1 million in the third quarter of 1999. Such gain has been credited to operating expenses in the inland water segment.

   OIL AND GAS ACCOUNTING - The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well had discovered proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. See Note P.

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

   DEFERRED CHARGES AND OTHER ASSETS - Deferred charges and other assets include cash dedicated to capital projects (see CASH AND CASH EQUIVALENTS above), deferred financing costs and deferred rig mobilization and preparation costs. Deferred charge amounts are stated net of accumulated amortization costs and at net realizable value.

   INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes.

   REVENUE RECOGNITION - Revenues are recognized as they are earned. Proceeds associated with the early termination of a contract are recorded as deferred income and recognized as contract revenues over the remaining term of the cancelled contract or until such time as the mobile offshore unit begins a new contract. In the first quarter of 1999, a customer terminated a drilling contract for one of the Company's third-generation semisubmersibles and the Company received an early termination fee of $7.2 million. The semisubmersible was immediately contracted to another customer and as a result the Company recognized the early termination fee as revenue in the first quarter of 1999. There were no such amounts deferred at December 31, 1999. In addition, when a unit's mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location, the remaining amount is recognized over the primary term of the contract.

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

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $74.1 million, $39.1 million and $13.7 million, respectively and is included as a reduction of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income (loss) amounted to a net loss of $2.3 million in 1999, a net gain of $.2 million in 1998 and a net loss of $.4 million in 1997. The loss in 1999 was primarily due to the Company's operations in Venezuela. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. At December 31, 1999, the Company did not have any outstanding forward exchange contracts.

   MINORITY INTEREST - Minority interest relates primarily to the results of Arcade and effective in the third quarter of 1999, the majority-owned (90%) floating production vessel Seillean. The ownership percentage of Arcade, which owns the drilling units Henry Goodrich and Paul B. Loyd, Jr., attributable to stockholders other than the Company was 25.6% for each of the years ending December 31, 1999, 1998 and 1997. Arcade reported income in 1999, 1998 and 1997 of $46.9 million, $44.2 million and $36.9 million, respectively. The 10% minority ownership of the Seillean is the result of Nissho Iwai Europe PLC ("NIC") exercising, in the third quarter of 1999, its option to purchase up to 10% of the vessel (see Note E).

   EXTRAORDINARY LOSSES - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million. In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, net of a tax benefit of $11.9 million and in the fourth quarter of 1998, the Company incurred an extraordinary loss of $2.2 million, net of a tax benefit of $1.1 million. Such losses were due to the early extinguishment of debt obligations and consisted of premium payments and the write-off of unamortized debt issuance costs. See Note E.

   COMPREHENSIVE INCOME - For the years ended December 31, 1999, 1998 and 1997, the Company did not have any non-owner changes in equity.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances and short-term investments with commercial banks throughout the world. The Company's cash equivalents and short-term investments generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 1999, 1998 and 1997.

   The Company's revenues were generated primarily from its drilling rigs. Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1999 and 1998 was $21.5 million and $11.9 million, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore it will be adopted in 2001.

   In November 1999, SEC Staff Accounting Bulletin: No. 100 - Restructuring and Impairment Charges ("SAB 100") was issued. SAB 100 expresses views of the staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company's accounting practices are consistent with this rule.

    In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the first quarter of 2000.

   USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

(B)  BUSINESS COMBINATIONS

   On December 31, 1997, R&B and Falcon completed a business combination (merger) whereby each outstanding share of common stock of Falcon was converted into one share of R&B Falcon common stock and each outstanding share of common stock of R&B was converted into 1.18 shares of R&B Falcon common stock. The merger qualified as a tax-free exchange and has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1997 have been restated to include the accounts of R&B and Falcon.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the year ended December 31, 1997 is follows (in millions):

                                     1997
                                   -------
             Operating revenues
               R&B                 $ 424.2
               Falcon                508.8
                                   -------
                  Combined         $ 933.0
                                   =======
             Net income (loss)
               R&B                 $ (73.5)
               Falcon                 67.3
                                   -------
                  Combined         $  (6.2)
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

   On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling. Cliffs Drilling is a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Cliffs Drilling's fleet consisted of 16 jack-up rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. This valuation was based upon a price of
$14.2125 per share of R&B Falcon common stock, which was the average closing price per share of R&B Falcon's common stock during the period in which the principal terms of the merger were agreed upon and the merger was announced. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $86.8 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. Goodwill has increased $16.1 million since December 31, 1998. Such increase represents revisions to the estimate in the initial purchase price allocation, primarily related to various contingencies, offset by $1.9 million of 1999 amortization.

   Pro  forma  consolidated  operating results of the  Company  and  Cliffs
Drilling for the years ended December 31, 1998 and 1997, assuming the Cliffs Drilling transaction occurred at the beginning of the respective periods, are as follows:
                                              Years Ended December 31,
                                              ------------------------
                                                 1998           1997
                                              ---------      ---------
                                                     (unaudited)
                                                 (in millions except
                                                  per share amounts)

     Operating revenues                       $ 1,349.0      $ 1,218.2
     Income from continuing operations
       before extraordinary loss                  138.5           71.0
     Net income                                   150.3           35.0
     Net income per common share:
      Basic                                         .78            .18
      Diluted                                       .78            .18

(C)  UNCONSOLIDATED INVESTEES

   Unconsolidated investees are accounted for using the equity method. Investments in and advances to unconsolidated investees at December 31, 1999 and 1998 were as follows:

                                            December 31,
                                           ---------------
   Unconsolidated Investee                  1999     1998
                                           ------   ------
                                             (in millions)

   Navis ASA                               $ 62.6   $ 20.0
   Deepwater Drilling L.L.C.                  8.3       .1
   Deepwater Drilling II L.L.C.               3.6       -
   Other                                      8.2      8.1
                                           ------   ------
                                           $ 82.7   $ 28.2
                                           ======   ======

   Income (loss) from equity investees plus related income for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in millions):

   Unconsolidated Investee          1999    1998    1997
                                   ------  ------  ------
   Deepwater Drilling L.L.C.       $  4.6  $  (.2) $   -
   Deepwater Drilling II L.L.C.      (.2)      -       -
   Navis ASA                           .5      -       -
   Other                             (1.4)     -       -
                                   ------  ------  ------
                                   $  3.5  $  (.2) $   -
                                   ======  ======  ======

   Deepwater Drilling L.L.C. ("DDI") is owned 50% by the Company and 50% by Conoco. DDI leases and operates the Deepwater Pathfinder which commenced operations in the first quarter of 1999. See Note L.

   Deepwater Drilling II L.L.C. ("DDII") is owned 60% by the Company and 40% by Conoco. DDII leases and operates the Deepwater Frontier which commenced operations in the second quarter of 1999. See Note L.

   Navis ASA ("Navis") is owned 38.6% by the Company. In September 1998, the Company and Navis, a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung Heavy Industries Co. Ltd. at an estimated cost of $310.0 million, with a scheduled delivery in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. Most of the equipment and equipment purchase orders that were or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation (see Note H). Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

(D)  SHORT-TERM OBLIGATIONS

   In 1998, the Company entered into a $125.0 million short-term credit facility for the construction of the Deepwater Millennium. The facility bore interest at the London Interbank Offered Rate ("LIBOR") plus 1.25% and was due on June 30, 1999. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the issuance of senior notes (see Note E).

(E)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1999 and 1998 consisted of the following (in millions):

                                                          1999      1998
                                                        --------  --------
9.75% Senior Notes, due January 2001
  ("9.75% Notes") (1)(10)                               $    5.2  $    5.2
6.5% Senior Notes, due April 2003 (2)                      249.4     249.2
8.875% Senior Notes, due March 2003
  ("8.875% Notes") (3)(10)                                    .4        .4
9.125% Senior Notes, due December 2003 (4)                 100.0     100.0
10.25% Senior Notes, due May 2003 ("10.25% Notes") (5)     201.9     202.9
6.75% Senior Notes, due April 2005 (2)                     348.4     348.1
11% Senior Secured Notes, due March 2006 (6)               400.0        -
12.25% Senior Notes, due March 2006 (6)                    200.0        -
6.95% Senior Notes, due April 2008 (2)                     249.3     249.2
9.5% Senior Notes, due December 2008 (4)                   300.0     300.0
11.375% Senior Secured Notes, due March 2009 (6)           400.0        -
7.375% Senior Notes, due April 2018 (2)                    248.1     248.0
Project financing (7)                                      250.0        -
Revolving credit facilities (8)                               -      150.0
NIC (9)                                                       -       18.7
Other debt obligations                                        .8        .8
Total                                                    2,953.5   1,872.5
Less long-term obligations due within one year             (20.1)     (6.3)
                                                        --------  --------
Long-term obligations                                   $2,933.4  $1,866.2
                                                        ========  ========
  __________________________

(1) The 9.75% Notes were issued by Falcon pursuant to an offering in January 1994 and originally consisted of a principal amount of $110.0 million (see Note (10) below). Interest is payable semiannually on January 15 and July 15. Certain of the Company's subsidiaries guarantee the 9.75% Notes. The 9.75% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(2) In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion. As a result, the Company received net proceeds of approximately $1,082.9 million after deducting estimated offering related expenses. Interest on these  notes  is  payable semiannually on April 15  and  October  15.
      These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder was used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998. These notes were issued at a discount of approximately $6.0 million which is being amortized as interest expense over the term of the notes. The amount of unamortized discount at December 31, 1999 was approximately $4.8 million and the amount of amortized discount for the years ended December 31, 1999 and 1998 was approximately $.7 million and $.5 million, respectively.

(3) The 8.875% Notes were issued by Falcon pursuant to an offering in March 1996 and originally consisted of a principal amount of $120.0 million (see Note (10) below). Interest is payable semiannually on March 15 and September 15. The 8.875% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon. The 8.875% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9.75% Notes (described above) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(4) In December 1998, the Company issued two series of senior notes with an aggregate principal amount of $400.0 million. As a result, the Company received net proceeds of approximately $392.3 million after deducting estimated offering related expenses. Interest on these notes is payable semiannually on June 15 and December 15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company. The Company used the proceeds to reduce borrowings under an existing revolving credit facility. As a result of such reduction, the Company incurred an extraordinary loss of $2.2 million, net of tax, in the fourth quarter of 1998.

 (5) The 10.25% Notes were issued by Cliffs Drilling pursuant to offerings in 1996 and 1997. The 10.25% Notes originally consisted of a principal amount of $200.0 million and interest is payable semiannually on May 15 and November 15. These notes are senior unsecured obligations of Cliffs Drilling, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. These notes are unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of Cliffs Drilling (the "Cliffs Drilling Subsidiary Guarantors"), which guarantees rank pari passu in right of payment with all senior indebtedness of the Cliffs Drilling Subsidiary Guarantors and senior to all subordinated indebtedness of the Cliffs Drilling Subsidiary Guarantors. The 10.25% Notes are publicly traded and are not guaranteed  by  R&B Falcon or any other subsidiary  of  the  Company, accordingly, separate financial statements of Cliffs Drilling Subsidiary Guarantors are not required to be included in these financial statements.

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


(6) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "12.25% Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 and $400.0 million of 11.375% Senior Secured Notes due 2009 (collectively the "Secured Notes"). The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to ten separate loan agreements, each of which is secured by one of the Company's drilling rigs. The Company also guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the 12.25% Notes and Secured Notes. As a result, the Company received net proceeds of approximately $970.6 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of $350.0 million of long-term obligations, $125.0 million of short-term obligations (see Note D) and the Company's portion ($81.0 million) of an interim facility for the construction of the Deepwater Frontier. Remaining proceeds will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999 which consisted of the write-off of unamortized debt issuance costs. The indentures under which the 12.25% Notes and the Secured Notes are issued impose certain restrictions on the Company. Such restrictions include but are not limited to, the ability of the Company to incur additional indebtedness, pay dividends, repurchase stock, make payments on subordinated indebtedness, sell assets, create liens, make investments and merge or consolidate with other companies.

(7)   In  August  1999,  a  subsidiary of the Company  completed  a  $250.0 million project financing for the construction the Deepwater Nautilus in which such subsidiary received net proceeds of approximately $245.2 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments commencing in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to the Company.

(8)   At   December  31,  1998,  the  Company  had  two  revolving   credit
      facilities   outstanding  which  were  subsequently  terminated   and
      repaid.

      The first was a $350.0 million revolving credit facility expiring on January 24, 2002. At December 31, 1998, interest was accruing under this revolving credit facility at LIBOR plus .75% for borrowings up to $100.0 million and at LIBOR plus 1.375% for borrowings in excess of $100.0 million. In addition, a commitment fee of .35% per annum was paid on the total amount of the facility. The first $100.0 million of borrowing under this revolving credit facility was secured by a pledge of the stock of one of the Company's three major operating subsidiaries. The facility contained covenants which required the Company to meet certain ratios and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens and sell assets. At December 31, 1998, $200.0 million was available under this facility. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the 12.25% Notes and Secured Notes (see Note (6) above).

      The second was a $35.0 million revolving credit facility expiring on May 31, 2000. Interest accrued under this facility at .25% plus the greater of the prevailing Federal Funds Rate plus .5% or a referenced average prime; or at the adjusted LIBOR rate plus 2%. In addition, a fee of 2% per annum was paid on outstanding letters of credit and a commitment fee of .5% per annum was paid on the unused portion of the facility. This facility was secured by accounts receivable, certain rig inventory and equipment, certain oil and gas properties and the stock of certain subsidiaries of Cliffs Drilling. At December 31, 1998, $.4 million in letters of credit were outstanding, thereby leaving $34.6 million available under this facility. At December 31, 1999, there were no amounts outstanding and on January 3, 2000 such facility was terminated by the Company.

(9) In April 1997, a wholly-owned subsidiary of the Company entered into a five-year $38.0 million loan agreement with NIC. The loan was collateralized by a vessel mortgage on the Seillean without recourse to the Company and bore interest at LIBOR plus 2%. Principal repayments were monthly based on the greater of the excess cash flow of the Seillean or the outstanding principal balance divided by the remaining monthly periods of the loan. In addition, NIC had the option to purchase up to 10% of the ownership in the Seillean, any time prior to April 25, 2000, at a minimum price of $4.2 million. In the third quarter of 1999, NIC exercised its option and purchased 10% of the Seillean for $7.7 million. The $7.7 million was applied to the outstanding balance of the loan and in the fourth quarter of 1999 the remaining balance was paid in full.

(10) The indentures pursuant to which the 8.875% Notes and 9.75% Notes ("Falcon Notes") were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity, (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (see below), and (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, sale of assets, and making investments.

      As a result of the merger between R&B and Falcon, Falcon was required to offer to purchase for cash all of the Falcon Notes. On January 28, 1998, Falcon made a purchase offer to each note holder at a price equal to 101% of the aggregate principal amount outstanding plus accrued interest. As a result, none of the notes were tendered for redemption.

      On March 23, 1998, the Company offered to redeem the Falcon Notes. The aggregate principal amount of the outstanding Falcon Notes was $230.0 million and on April 20, 1998, $224.4 million in principal amount of Falcon Notes was repaid from proceeds from the sale of senior notes (see Note (2) above).

   As of December 31, 1999, the Company estimates the fair value of its debt obligations to be $2,891.9 million compared to a book value of $2,953.5 million.

   Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years and thereafter are as follows (in millions):

               2000                                  $    20.1
               2001                                       41.5
               2002                                       38.6
               2003                                      591.6
               2004                                       44.6
               Thereafter                              2,219.7
                                                     ---------
                                                       2,956.1
               Less the unamortized discount
                 and premium on senior notes              (2.6)
                                                     ---------
               Total long-term obligations and long-
                 term obligations due within one year
                 at December 31, 1999                $ 2,953.5
                                                     =========

(F)  COMMITMENTS AND CONTINGENCIES

   GENERAL - In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize seven of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   The Deepwater Expedition, Falcon 100 and Deepwater Navigator were or will be completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator have cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company is currently marketing the Falcon 100 for work and the Company has received a letter of intent from Petrobras for the use of the Deepwater Navigator for a three-year drilling contract offshore Brazil. The customer for the Deepwater Expedition did not cancel its drilling contract and as of the date of this filing no late penalties had been claimed. However, if late penalties are legally imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

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

   CAPITAL   EXPENDITURES  -  In  2000,  the  Company  expects   to   spend
approximately $540.0 million to expand and upgrade its operating rig fleet, primarily its deepwater rig fleet.

   In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung Heavy Industries Co. Ltd. at an estimated cost of $310.0 million, with a scheduled delivery in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. As a result of such contributions, the Company's ownership in Navis approximated 38.6%. Most of the equipment and equipment purchase orders that were or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation. Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

   EMPLOYMENT CONTRACTS - The Company has entered into employment contracts with seven employees. Such employment contracts include certain provisions which call for termination payments to the employee upon the occurrence of certain events including change of control, which if incurred at December 31, 1999 would have been approximately $13.2 million.

   OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Lease expense amounted to $45.3 million (1999), $44.5 million (1998) and $42.0 million (1997). As of December 31, 1999, future minimum rental payments relating to operating leases were as follows (in millions):

                   2000    2001    2002    2003    2004   Thereafter
                  ------  ------  ------  ------  ------  ----------
  Drilling units  $ 16.4  $ 13.8  $ 13.0  $ 13.0  $ 13.0    $ 24.9
  Other              2.9     1.8     1.5      .8      .6        .3
                  ------  ------  ------  ------  ------    ------
  Total           $ 19.3  $ 15.6  $ 14.5  $ 13.8  $ 13.6    $ 25.2
                  ======  ======  ======  ======  ======    ======

   In  November 1995, the Company entered into a sale/lease-back of the  M.
G. Hulme, Jr. and agreed to lease the drilling unit for ten years. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note G).

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

    In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company recontracted the Jack Bates to Mobil in 1999 for one well at a dayrate of $156,000 and for another well at a dayrate of $69,000. These contracts are without prejudice to either party's rights in the dispute over the termination of the original contract. The Company has filed a request for arbitration with the London Court of International Arbitration and the arbitration proceedings are continuing.

    In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. The Company is currently marketing this rig for work.

    In January 1999, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, one insurer has denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

   The Company is involved in various other legal actions arising in the normal course of business. A substantial number of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and power vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   SELF INSURANCE - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

   LETTERS OF CREDIT - At December 31, 1999, the Company had letters of credit outstanding and unused totaling $5.4 million and $4.6 million, respectively.

(G) ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

   The components of "Accrued liabilities" at December 31, 1999 and 1998 were as follows (in millions):

                                           1999     1998
                                         -------  -------
     Expenses - general                  $ 112.0  $  86.1
     Taxes                                  33.0     23.7
     Interest expense                       54.3     20.3
     Worker compensation claims             13.5     14.8
     Payroll                                10.1      9.5
     Employee benefits                       5.0      4.2
                                         -------  -------
     Total                               $ 227.9  $ 158.6
                                         =======  =======

   The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1999 and 1998 were as follows (in millions):

                                           1999     1998
                                          ------   ------
     Postretirement benefit obligations   $ 14.4   $ 14.9
     Foreign income taxes                    6.1      6.1
     Pension obligations                     4.2      3.5
     Deferred gain on sale of
        drilling unit (see Note F)           2.1      2.0
     Other                                  12.9     12.7
                                          ------   ------
     Total                                $ 39.7   $ 39.2
                                          ======   ======

(H)  CANCELLATION OF CONVERSION PROJECTS

   In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to the rights of the oil companies. The Company believes that, based on provisions of the contracts that preclude recovery of indirect or consequential damages and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII were also cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects (Peregrine IX and Peregrine X)
that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998.

   In connection with the drillship conversion projects, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. The Company expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company determined that a portion of such surplus equipment was not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999 to write-down such inventory to net realizable value. As of December 31, 1999, the Company had approximately $59.0 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

   Also in the third quarter of 1999, the Company sold the Peregrine X (with the hull being the primary remaining asset) for approximately $5.8 million. As a result of the sale, the Company recorded a loss of $6.1 million that has been included in the cancellation of conversion projects in the Consolidated Statement of Operations.

   In the fourth quarter of 1999, the Company expensed $3.0 million in connection with the final settlement with the shipyard and the write-down of the Peregrine VI and Peregrine VIII hulls to estimated scrap value.

(I)  INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in millions):

                           1999     1998     1997
                          ------   ------   ------
       Current:
         Foreign          $ 48.8   $ 28.1   $  9.4
         Federal             (.8)     3.3     26.9
         State                .3      7.1      3.0
                          ------   ------   ------
       Total current        48.3     38.5     39.3
                          ------   ------   ------
       Deferred:
         Foreign             (.8)     4.9     17.9
         Federal           (82.9)    13.7     26.6
         State               3.8      1.8       .9
                          ------   ------   ------
       Total deferred      (79.9)    20.4     45.4
                          ------   ------   ------
       Total              $(31.6)  $ 58.9   $ 84.7
                          ======   ======   ======

   The domestic and foreign components of income (loss) from continuing operations before income taxes, minority interest and extraordinary loss for the years ended December 31, 1999, 1998 and 1997 were as follows (in millions):

                          1999      1998      1997
                        -------   -------   -------
       Domestic         $(294.9)  $ (26.2)  $ (95.0)
       Foreign            207.8     187.4     218.9
                        -------   -------   -------
       Total            $ (87.1)  $ 161.2   $ 123.9
                        =======   =======   =======

   The effective tax rate, as computed on income (loss) from continuing operations before income taxes, minority interest and extraordinary loss differs from the statutory U.S. income tax rate for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                                   1999    1998    1997
                                                  ------  ------  ------
     Statutory tax rate                            (35)%     35%     35%
     Use of previously reserved tax benefits        (6)       -       -
     Limitation on recognition of tax benefits       -        2      10
     Foreign tax expense (net of federal benefit)   (1)      (3)      2
     State tax expense (net of federal benefit)      5        3       2
     Non-deductible merger expenses                  -       (2)     17
     Other                                           1        2       2
                                                  ------  ------  ------
     Effective tax rate                            (36)%     37%     68%
                                                  ======  ======  ======

   Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1999 and 1998 were as follows (in millions):

                                           1999       1998
                                         -------    -------
     Deferred tax liabilities:
         Depreciation                    $ 363.0    $ 214.4
         Undistributed earnings             13.6        7.4
                                         -------    -------
     Total deferred tax liabilities        376.6      221.8
                                         -------    -------
     Deferred tax assets:
         Postretirement benefits            (5.3)      (5.4)
         Tax benefit carryforwards        (352.0)    (139.4)
         Discontinued operations, net       (2.2)      (2.2)
         Accrued expenses                   (4.6)      (5.7)
         Valuation allowance                52.0       75.7
         Other                             (11.3)      (2.4)
                                         -------    -------
     Total deferred tax assets            (323.4)     (79.4)
                                         -------    -------
     Net deferred tax liability          $  53.2    $ 142.4
                                         =======    =======

    Valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carryforwards) prior to their utilization. In 1999, valuation allowance related to tax net operating loss carryforwards were reversed as the Company foresees the ability to use these loss carryforwards coupled with the recent change in tax law whereby the carryforward period was increased from 15 years to 20 years. Also, valuation allowances related to certain capital losses incurred in the past were reversed as the Company has generated capital gains in excess of such capital losses.

    Recapitalizations of R&B in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $1.4 million annually plus certain built-in gains that existed as of the date of such changes. United States net tax operating loss carryforwards (NOL) not subject to the ownership change limitation consist of the following (in millions):

                              Year       U.S.
                   NOL        NOL        NOL
                   Year     Expires  Not Limited
                   ----     -------  -----------
                 Pre-1991     2005    $   6.8
                   1991       2006        2.1
                   1992       2007        3.7
                   1993       2008       12.5
                   1994       2009       14.0
                   1995       2010         -
                   1996       2011       11.6
                   1997       2017       75.1
                   1998       2018       37.6
                   1999       2019      388.3
                                      -------
                  Totals              $ 551.7
                                      =======

(J)  CAPITAL SHARES

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

    PREFERRED STOCK - On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. The Warrants became exercisable on July 7, 1999. The Warrants expire and the Preferred Stock is mandatorily redeemable at its face value on May 1, 2009.

    Dividends are paid quarterly which commenced on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid through December 31, 1999 were $22.3 million and were paid by the issuance of additional shares of Preferred Stock. Dividends accrued at December 31, 1999 were $7.4 million and are included in the recorded amount of the Preferred Stock. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization for the year ended December 31, 1999 was $4.0 million. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

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

   COMMON STOCK - During 1998 in a series of transactions, the Company issued 763,680 shares of its common stock in partial consideration for the acquisition of 25 tugs, five ocean going barges and six workover rigs.

   On December 1, 1998, the Company issued approximately 27.1 million shares of its common stock for the acquisition of Cliffs Drilling (see Note
B).

   In 1999, the Company issued 206,250 shares of its common stock for the acquisition of two tugs and 93,606 shares of its common stock for its matching contribution to the employee savings plans.

   As of December 31, 1999, 17,869,611 shares of authorized, unissued shares of common stock were reserved for issuance under the Company's stock plans (net of forfeitures), 11,278,756 shares of authorized, unissued shares of common stock were reserved for issuance for the exercise of Warrants and 296,000 shares of authorized, unissued shares of common stock were reserved for issuance for contingent obligations relating to asset purchases.

(K)  EMPLOYEE BENEFIT PLANS

   PENSION AND POSTRETIREMENT BENEFITS - The Company has three noncontributory pension plans. Substantially all of the R&B Falcon employees paid from a U.S. payroll are covered by one or more of these plans. Effective January 1, 1998, substantially all of the Falcon employees paid from a U.S. payroll began accruing benefit service although they were not eligible to participate in the plans until January 1, 1999. Effective April 1, 1999, substantially all of the Cliffs Drilling employees paid from a U.S. payroll became eligible to participate. Plan benefits are primarily based on years of service and average high 60-month average compensation (changed from average high thirty-six months effective January 1, 1999).

   The R&B Falcon U.S. Pension Plan (the "U.S. Pension Plan") is qualified under the Employee Retirement Income Security Act (ERISA). It is the Company's policy to fund this plan not less than the minimum required by ERISA. It is the Company's policy to contribute to the R&B Falcon Non-U.S. Pension Plan (the "Non-U.S. Pension Plan") an amount equal to the normal cost plus amounts sufficient to amortize the initial unfunded actuarial liability and subsequent unfunded liability caused by plan or assumption changes over thirty years. The unfunded liability arising from actuarial gains and losses is funded over fifteen years. The Non-U.S. Pension Plan is a nonqualified plan and is not subject to ERISA funding requirements. The U.S. and Non-U.S. Pension Plans invest in cash equivalents, fixed income and equity securities.

   The R&B Falcon Retirement Benefit Replacement Plan (the "Replacement Plan") is a self-administered unfunded excess benefit plan. All members of the U.S. Pension Plan and the Non-U.S. Pension Plan are potential participants in the Replacement Plan.

   Effective July 1, 1999, all three of the Company's noncontributory pension plans were suspended. The suspension was designed to control costs, but did not terminate the plans. The Company can elect to terminate the plans or reactivate the plans at any point in the future. The suspension impacts the participants as follows:

-  Vesting service will continue to accrue;
-  Benefit service will not accrue (suspended);
- No compensation is accrued during the suspension, thus all compensation determinations in calculating benefits will be based on periods prior to July 1, 1999;
- New participants will not be allowed to enter the plans during the suspension;
-  All funding of the plans required by ERISA continues;
- Benefits that have already accrued by active employees or deferred vested participants continue to be payable upon request (in accordance with normal plan provisions - generally as early as age 55);
-  Current retiree benefit payments continue unchanged;
-  Required audits, valuations and other plan administration will continue;

   In addition to providing pension benefits, R&B Falcon provides certain life and health care insurance benefits for its retired employees. Effective January 1, 1999, the Company no longer provides a Retiree Life Insurance plan to its current employees. Only those former employees who retired prior to May 1, 1986 were eligible to retain their retiree life insurance. Retiree life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year. Retiree health coverage was also significantly restricted effective January 1, 1999. As of this date, only those employees who had 10 or more years of prior service with R&B, accumulate at least 25 years of service (15 years prior to January 1, 1996) as of their retirement date and continue to work for the Company until at least age 55 will qualify for retiree health care coverage. Health care costs are paid as they are incurred.

   The following table includes the aggregate of the Company's three pension plans and the Company's postretirement benefits plan. Only the Replacement Plan has a projected benefit obligation in excess of plan assets. Only the Replacement Plan has an accumulated benefit obligation in excess of plan assets, and such accumulated benefit obligation was $5.2 million and $3.8 million as of December 31, 1999 and 1998, respectively. There are no assets held in the Replacement Plan.

                                     Pension           Postretirement
                                 ---------------       ---------------
                                  1999     1998         1999     1998
                                 ------   ------       ------   ------
                              (dollars in millions) (dollars in millions)
 Change in projected benefit
  obligation:
 Projected benefit obligation
    at beginning of year         $ 91.5   $ 77.5       $ 12.5   $ 10.5
 Service cost                       3.5      2.0           .1       .1
 Interest cost                      5.7      5.5           .8       .8
 Participant contributions           -        -            .1       .1
 Plan amendments                    1.0     (2.1)        (1.4)      -
 Curtailment                      (15.0)      -            -        -
 Actuarial (gain) loss              1.0     13.3          1.5      1.8
 Benefits paid                     (4.8)    (4.7)         (.8)     (.8)
                                 ------   ------       ------   ------
 Projected benefit obligation
    at end of year                 82.9     91.5         12.8     12.5
                                 ------   ------       ------   ------
 Change in plan assets:
 Plan assets at fair value
  at beginning of year             79.8     69.8           -        -
 Actual return on plan assets      15.4      8.6           -        -
 Employer contributions             6.8      6.1           .7       .7
 Participant contributions           -        -            .1       .1
 Benefits paid                     (4.8)    (4.7)         (.8)     (.8)
                                 ------   ------       ------   ------
 Plan assets at fair value
  at end of year                   97.2     79.8           -        -
                                 ------   ------       ------   ------
 Funded status of plan             14.3    (11.7)       (12.8)   (12.5)
 Unrecognized net (gain) loss       1.2     22.2          (.1)    (1.6)
 Unrecognized prior service cost   (2.2)    (3.8)        (2.0)    (1.3)
 Unrecognized net
   transition obligation            (.7)      .9           -        -
                                 ------   ------       ------   ------
 Prepaid (accrued) pension cost  $ 12.6   $  7.6       $(14.9)  $(15.4)
                                 ======   ======       ======   ======
 Weighted-average assumptions:
   Discount rate                  7.50%    6.75%        7.50%    6.75%
   Long-term rate of return      10.00%   10.00%         -        -
   Salary scale                    -       6.90%         -       4.50%

   Net benefit costs for the years ended December 31, 1999, 1998 and 1997 included the following (in millions):

                                          Pension          Postretirement
                                   -------------------  -------------------
                                    1999   1998   1997   1999   1998   1997
                                   -----  -----  -----  -----  -----  -----
Service cost                       $ 3.5  $ 1.9  $ 1.6  $  .1  $  .2  $  .1
Interest cost                        5.7    5.5    4.9     .8     .8     .7
Expected return on plan assets      (7.8)  (6.9) (10.2)    -      -      -
Amortization of:
 Unrecognized transition
    obligation                       (.2)   (.1)   (.1)    -      -      -
 Unrecognized prior service cost     (.4)   (.3)   (.3)   (.3)   (.4)  (1.0)
 Unrecognized actuarial
    (gain)/loss                       .6     .4     .1    (.1)   (.1)   (.1)
Loss due to change in
 attribution period                   -      -      -      -      .2     .2
Curtailment (gain)/loss               .6     -      -     (.3)    -      -
Deferral of asset gain                -      -     4.4     -      -      -
                                   -----  -----  -----  -----  -----  -----
Net benefit costs                  $ 2.0  $  .5  $  .4  $  .2  $  .7  $ (.1)
                                   =====  =====  =====  =====  =====  =====

    The health care cost trend rates used to measure the expected cost in 2000 for medical, dental and vision benefits were 9%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021.

   A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                    1-Percentage-     1-Percentage-
                                    Point Increase    Point Decrease
                                    --------------    --------------
    Effect on total of service and
     interest cost components          $  .1             $  (.1)
    Effect on postretirement
     benefit obligation                $ 1.4             $ (1.2)

   SAVINGS PLANS - The Company has two savings plans, which allow an employee to contribute up to 15% of their base salary (subject to certain limitations). Effective January 1, 1999 the Reading & Bates Savings Plan and the Falcon Drilling Company, Inc. Savings & Investment Plan were merged, amended and restated to become the R&B Falcon U.S. Savings Plan ("U.S. Savings Plan"). In addition, the Reading & Bates Offshore Savings Plan and the Falcon Drilling Company International Plan were merged, amended and restated to become the R&B Falcon Non-U.S. Savings Plan ("Non-U.S. Savings Plan"). The U.S. Savings Plan was subsequently amended effective April 1, 1999 to allow the merger of the Cliffs Drilling Company Savings Plan into the U.S. Savings Plan. Cliffs Drilling did not have a non-U.S. savings plan.

   Effective January 1, 1999, the U.S. Savings Plan was also restructured to meet IRS Safe Harbor requirements. Accordingly, there is no longer a vesting schedule for Company matching contributions, all contributions are immediately 100% vested. The Company's Safe Harbor matching contributions equal 100% on the 1st 3% of contributions and 50% on the 4th and 5th percent of contributions. During 1999, the Company provided an additional discretionary match of 50% on the 4th and 5th percent and 100% on the 6th percent of contributions, for a total matching contribution in 1999 of 6% on the 1st 6% of contributions. Effective July 1, 1999, the Company began making its matching contributions in the form of issuing shares of R&B Falcon common stock (see Note J). Employees may direct the investment of their contributions into various plan investment options.

   The Non-U.S. Savings Plan follows the same design structure with regard to contributions, vesting and Company matching contributions as the U.S. Savings Plan. Compensation costs under the plans amounted to $6.7 million in 1999, $4.6 million in 1998 and $2.7 million in 1997.

   STOCK PLANS - The Company has 16 stock plans which are intended to provide an incentive that will allow the Company to retain persons of the training, experience and ability necessary for the development and financial success of the Company. Such plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. All stock options awarded under these plans expire ten years from the date of their grant and were granted at the market price on the date of grant unless otherwise noted. Four of these plans were originally adopted by Falcon, five by R&B, two by Cliffs Drilling and five by the Company. As a result of the business combination between R&B and Falcon, and R&B Falcon and Cliffs Drilling, all of the R&B, Falcon and Cliffs Drilling plans were assumed by the Company, and the options outstanding thereunder were converted to options to acquire common stock of R&B Falcon (with appropriate adjustments to reflect the exchange ratios).

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

   The Company's Reading & Bates Corporation 1992 Long-Term Incentive Plan (the "1992 Incentive Plan") authorized 1,180,000 shares of common stock to be available for awards. In 1992, restricted stock awards with respect to 354,000 shares were granted to certain officers of R&B. Such shares awarded were restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the periods during which the restrictions lapse or shares vested. In 1995, stock options with respect to the remaining 826,000 shares were granted to certain officers and employees of R&B at adjusted option prices ranging from $7.627 to $11.759 per share. Such options become exercisable either over a one or four year period from the date of grant. All stock awards under the 1992 Incentive Plan vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B).

   The Company's Reading & Bates Corporation 1995 Director Stock Option Plan authorized 236,000 shares of common stock to be available for awards of stock options to non-employee members of the board of directors. In 1995, R&B granted 141,600 options at an adjusted option price of $6.25 per share. In 1999, stock options with respect to 94,400 shares were granted at $7.031 per share. Such options become exercisable over a two year period from the date of grant.

   The Company's Reading & Bates Corporation 1995 Long-Term Incentive Plan ("1995 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1995, stock options with respect to 708,000 shares were granted to an officer of R&B at an adjusted option price of $11.759 per share. Such options became exercisable one year from the date of grant. Also in 1995, restricted stock awards with respect to 642,156 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. In 1996, stock options with respect to 177,000 shares were granted to an officer of R&B at an adjusted option price of $23.729 per share. Such options became exercisable over a three-year period from the date of grant. Also in 1996, restricted stock awards with respect to 489,228 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. In 1997, stock options with respect to 902,582 shares were granted to officers of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1995 Incentive Plan, stock options and restricted stock awards with respect to 868,700 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (See Note
B). In 1999, stock options with respect to 889,118 shares were granted to officers of the Company at option prices ranging from $6.25 to $7.031 per share. Such options become exercisable either in six months or over a two year period from the date of grant.

   The Company's Reading & Bates Corporation 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1997, restricted stock awards with respect to 33,866 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. Also in 1997, stock options with respect to 6,018 shares were granted to an officer of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1997 Incentive Plan, restricted stock awards with respect to 33,866 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B). In 1999, stock options with respect to 2,892,020 shares were granted to officers of the Company at an option price of $7.031 per share. Such options become exercisable over a two year period from the date of grant.

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

    The Company's 1998 Employee Long-Term Incentive Plan authorized 3.2 million shares of common stock to be available for awards. In 1998, stock options with respect to 100,000 shares were granted to an employee of the Company at an option price of $22.375 per share and stock options with respect  to  1,830,500  shares  were  granted  to  certain employees of the
Company at an option price of $12.9375 per share. Such options become exercisable over a three year period. Also in 1998, restricted stock awards with respect to 941,500 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be amortized to expense over the period during which the shares vest. In 1999, stock options with respect to 396,568 shares were granted to officers of the Company at an option price of $6.25 per share. Such options became exercisable six months from the date of grant. Also in 1999, stock options with respect to 145,000 shares were granted to four employees of the Company at an option price of $6.15625 per share and which vest equally over three years. Such options were not granted from any of the Company's stock option plans but were granted under the terms of the 1998 Employee Long-Term Incentive Plan.

   The Company's 1998 Director Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for awards to non-employee members of the board of directors. In 1999, stock options with respect to 249,600 shares were granted an option price of $7.031 per share. Such options become exercisable over a two year period from the date of grant.

   The Company's 1998 Acquisition Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees of Cliffs Drilling. On December 1, 1998, options with respect to all 1.0 million shares were granted at an option price of $9.125 per share and vest over a three year period.

   The Company's 1999 Employee Long-Term Incentive Plan authorized 6.5 million shares of common stock to be available for awards. In 1999, stock options with respect to 3,508,760 shares were granted to certain employees of the Company at option prices ranging from $9.75 to $13.4688 per share. Such options become exercisable over a three year period.

   The Company's 1999 Director Long-Term Incentive Plan authorized .3 million shares of common stock to be available for awards. In 1999, stock options with respect to 136,000 shares were granted at an option price of $10.0625 per share. Such options become exercisable over a two year period.

   Unearned compensation relating to the Company's restricted stock awards is shown as a reduction of stockholders' equity. Compensation recognized for the years ending December 31, 1999, 1998 and 1997 totaled approximately $5.9 million, $1.1 million and $17.8 million, respectively.

   Stock option transactions under the plans were as follows:

                             1999                1998               1997
                      ------------------ ------------------ ------------------
                                Weighted           Weighted           Weighted
                        Number   Average   Number   Average   Number   Average
                      of Options  Price  of Options  Price  of Options  Price
                      ----------  -----  ----------  -----  ----------  -----
Outstanding
 at beginning of year  6,550,354  $12.61  2,794,101  $ 9.83  3,836,159  $ 8.20
   Granted             8,311,466    8.29  2,930,500   11.96     40,000   29.00
   Assumed from
     Cliffs Drilling           -     -    1,052,300   20.41          -     -
   Exercised            (113,260)   7.03   (226,547)   6.03 (1,073,562)   4.75
   Forfeited            (335,110)  15.21          -     -       (8,496)   7.63
                      ----------          ---------          ---------
Outstanding
 at end of year       14,413,450   10.10  6,550,354   12.61  2,794,101    9.83
                      ==========          =========          =========
Exercisable at
 end of year           8,216,401   10.22  3,503,187   12.69  2,377,433    9.98
Available for grant
 at end of year        3,456,161     -    4,516,604     -    5,415,772     -

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                    1999        1998      1997
                                  --------    -------   --------
        Net income (loss) applicable
          to common stockholders:
            As reported           $ (103.2)   $ 102.8   $   (6.2)
            Pro forma             $ (121.5)   $ 101.3   $  (10.0)
        Basic EPS:
            As reported           $   (.54)   $   .61    $  (.04)
            Pro forma             $   (.63)   $   .60    $  (.06)
        Diluted EPS:
            As reported           $   (.54)   $   .61    $  (.04)
            Pro forma             $   (.63)   $   .60    $  (.06)

   The fair value of each grant since January 1, 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the options granted in 1999: risk-free interest rate of 5.9%, an expected life of 10 years and expected volatility of 69.6%. The resulting fair value of such options granted was $6.44.

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   SUBSIDIARY STOCK AWARD - On April 1, 1999, Devco, a previously wholly-owned indirect subsidiary of the Company made awards of restricted stock of Devco to certain directors, officers and employees of the Company, as well as awards of restricted stock to certain former directors of R&B who served in such capacity prior to completion of the merger with Falcon in December 1997. Such award comprised of 1,650,000 shares of Devco's common stock or approximately 13.9% of the outstanding common stock of Devco. The awards vested upon issuance, but were subject to restrictions on sale or transfer for a period of six months following the date of the award. As a result, the Company incurred $1.5 million of expense in the second quarter of 1999 which has been included in general and administrative expenses.

(L)  RELATED PARTY TRANSACTIONS

   In 1999, the Company entered into rig management agreements with DDI and DDII for the management of the Deepwater Pathfinder and Deepwater Frontier, respectively. DDI and DDII are unconsolidated investees accounted for on the equity method (see Note C). For the year ended December 31, 1999, DDI and DDII paid to the Company $1.4 million and $1.1 million, respectively, for such management services. Such revenue amounts are included in "Income (loss) from equity investees plus related income" in the Consolidated Statement of Operations. At December 31, 1999, the Company had receivables from DDI and DDII of $6.3 million and $1.8 million, respectively, which are included in "Accounts Receivable: Other".

    In 1999, the Company entered into an agreement pursuant to which the Company will supervise the construction of the drillship Navis Explorer I and manage it following its delivery (see Note C). For the year ended December 31, 1999, Navis paid to the Company $.7 million for such services. At December 31, 1999, the Company had a receivable from Navis of $.8 million.

   The former owners of a company acquired by the Company in 1992, who currently are employees of the Company and were officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $1.1 million, $.9 million and $.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   William R. Ziegler, a Director and stockholder of the Company, is a partner in a law firm which provided legal services to the Company and certain of its affiliated entities. Fees paid by the Company to this law firm were $.1 million and $.2 million for the years ended December 31, 1998, and 1997, respectively.

   Michael E. Porter, a Director and stockholder of the Company, who provided consulting services to the Company, received $.4 million in the year ended December 31, 1998.

   Steven A. Webster, a Director and stockholder of the Company, who provided consulting services to the Company, received $.2 million in the year ended December 31, 1999.

   In June 1994, the Company entered into an agreement with Eilert-Olsen Investments, Inc. (Eilert-Olsen), to buy the equity interest in Eilert-Olsen for a nominal purchase price. In June 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $.9 million and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. The Company advanced $.9 million to Eilert-Olsen in June 1994 and has
subsequently  advanced  approximately $.2 million,  $.5  million  and   $.5
million   for  the  years  ended  December  31,  1999,  1998,   and   1997,
respectively, to pay principal and interest due on this debt. Due to the Company's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of the Company and, accordingly, the accounts and transactions between the Company and Eilert-Olsen have been eliminated in consolidation.

   In 1997, the Company paid $.4 million to Bantam Services, Inc. under a contract pursuant to which Bantam is to supply, at cost, groceries and supplies to be used on certain of the Company's rigs. Bantam is entitled under the contract to bill third parties for meals and lodging supplied to their personnel on such rigs. In the absence of such contract, the Company would be entitled to bill the third parties for the food and lodging provided. Bantam is owned by an officer of Falcon Workover Company, Inc., a wholly-owned subsidiary of the Company.

(M)       SEGMENT INFORMATION

   The Company's revenues are generated primarily from its marine drilling rigs. The Company's management has organized these rigs by general equipment types based on water depth capability. Any rig capable of drilling in water depths greater than 400 feet is considered deepwater. In addition, as a result of the purchase of Cliffs Drilling, the Company provides turnkey drilling services and land drilling operations both of which are included in the engineering services and land operations segment. The Company's development segment primarily consists of the Company's oil and gas operations (see Note P).

    Operating revenues and income by segment for the years ended December 31, 1999, 1998 and 1997 is as follows (in millions):

                                    1999         1998          1997
                                  -------      -------       -------
Operating revenues by segment:
 Deepwater                        $ 359.4      $ 392.5       $ 349.3
 Shallow water                      202.9        382.9         333.2
 Inland water                       122.5        244.9         249.9
 Engineering services and
   land operations                  260.8         12.9            -
 Development                           .5           -             .6
 Intersegment                       (27.3)         (.6)           -
                                  -------      -------       -------
   Operating revenues               918.8      1,032.6         933.0
                                  -------      -------       -------
Operating income (loss) by
segment:
 Deepwater                           87.8         42.3         170.4
 Shallow water                      (10.4)       194.4         145.6
 Inland water                        (6.5)        52.4          96.5
 Engineering services and
   land operations                   56.6          1.3            -
 Development                         (3.6)       (20.2)       (129.6)
 Profit elimination                  (4.5)         (.2)           -
                                  -------      -------       -------
                                    119.4        270.0         282.9
Unallocated depreciation
  and amortization                   (4.4)        (1.0)          (.4)
Unallocated general
  and administrative                (69.9)       (61.2)        (55.7)
Unallocated merger expenses            -           8.0         (66.4)
                                  -------      -------       -------
Operating income                  $  45.1      $ 215.8       $ 160.4
                                  =======      =======       =======

    Total assets by segment at December 31, 1999, 1998 and 1997 were as follows (in millions):

                              1999         1998         1997
                           ---------    ---------    ---------
   Deepwater               $ 2,942.5    $ 2,101.7    $ 1,256.1
   Shallow water             1,263.5      1,038.5        445.2
   Inland water                227.7        251.2        228.0
   Engineering services
    and land operations        166.7        159.3           -
   Development                  49.5         11.6         71.4
   Corporate                   266.2        151.7         10.7
                           ---------    ---------    ---------
        Total              $ 4,916.1    $ 3,714.0    $ 2,011.4
                           =========    =========    =========

   Geographic information about the Company's operations for the three years ended December 31, 1999 is as follows (in millions):

                                      1999        1998        1997
                                   ---------   ---------   ---------
          Operating revenues: (1)
           United States           $   276.8   $   453.0   $   451.2
           Europe                      198.8       251.9       247.3
           West Africa                  80.8       126.5        69.9
           Southeast Asia               60.2        83.4        82.4
           South America               279.2        75.2        50.9
           Australia                    14.9        26.2        23.4
           Mediterranean-
               Middle East               8.1        16.4         7.9
           Corporate                      -           -           -
                                   ---------   ---------   ---------
             Total                 $   918.8   $ 1,032.6   $   933.0
                                   =========   =========   =========
          Identifiable assets:
           United States           $ 2,012.6   $ 1,133.3   $   933.3
           Europe                      781.2       922.4       535.2
           Southeast Asia              992.8       659.3        92.7
           South America               566.1       499.1       175.1
           West Africa                 227.1       247.9       190.3
           Mediterranean-
              Middle East               51.5        76.3        52.2
           Australia                    18.6        24.0        21.9
           Corporate                   266.2       151.7        10.7
                                   ---------   ---------   ---------
              Total                $ 4,916.1   $ 3,714.0   $ 2,011.4
                                   =========   =========   =========
  _____________
  (1) Revenues are shown by countries in which the Company's marine and drilling units operated.

    For the year ended December 31, 1999, revenues from PDVSA Exploration and Production of approximately $175.1 million ($160.1 million reported in the engineering services and land operations segment and $15.0 million reported in the shallow water segment) accounted for 19.0% of the Company's total operating revenues and revenues from British Petroleum and affiliates of approximately $119.5 million ($113.8 million reported in the deepwater segment and $5.7 million reported in the shallow water segment) accounted for 13.0% of the Company's total operating revenues. For the year ended December 31, 1998, revenues from British Petroleum and affiliates of approximately $116.1 million, reported in the deepwater segment, accounted for 11.2% of the Company's total operating revenues. For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues.

(N)  EARNINGS PER SHARE

   Basic net income (loss) per common share is computed by dividing net income (loss), after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic and assumes the exercise of outstanding stock options and the issuance of restricted stock both computed using the treasury stock method.

   The following table reconciles the numerators and denominators of the basic and diluted per common share computations for income (loss) from continuing operations before extraordinary loss for the three years ended December 31, 1999, 1998 and 1997 as follows (in millions except per share amounts):

                                              1999       1998      1997
                                            --------   -------   --------
   Numerator:
   Income (loss) from continuing operations
     before extraordinary loss              $  (67.8)  $  91.0   $   29.8
   Dividends and accretion on
    preferred stock                             33.7        -          -
                                            --------   -------   --------
   Income (loss) from continuing operations
     before extraordinary loss
     - basic and diluted                    $ (101.5)  $  91.0   $   29.8
                                            ========   =======   ========
   Denominator:
   Weighted average common shares
     outstanding - basic                       192.7     167.5     164.1
   Outstanding stock options and
      restricted stock                            -        1.3       2.1
                                            --------   -------  --------
   Weighted average common shares
    outstanding and assumed
    conversions - diluted                      192.7     168.8     166.2
                                            ========   =======   =======
   Earnings per share:
   Income (loss) from continuing operations
     before extraordinary loss:
          Basic                             $   (.53)  $   .54   $   .18
          Diluted                           $   (.53)  $   .54   $   .18

(O)  DISCONTINUED OPERATIONS

   In March 1998, the Company decided to divest its oil and gas segment, and in the Company's financial statements previously filed with the SEC for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the segment was accounted for as a discontinued operation. However in March 1999, the Company had not been able to divest this segment on terms it found acceptable and in accordance with generally accepted accounting principles the Company reclassified its financial statements as if this segment had not been discontinued. In 1997, a $36.0 million reserve for estimated losses from operations until disposal had been recorded and in 1998 it was reversed in accordance with the Company reclassifying the oil and gas segment as if it had not been discontinued.

(P)  OIL AND GAS OPERATIONS

   The Company, primarily through its majority-owned subsidiary Devco and, to an insignificant extent through its wholly-owned subsidiaries Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company, engages in oil and gas exploration activities. Devco engages primarily in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties.

   In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. In 1997, Devco incurred dryhole costs of $65.1 million and asset impairment charges of $42.8 million. The Company's oil and gas operations are not significant; therefore, applicable disclosures are not required at December 31, 1999 and 1998 or for the years ended December 31, 1999, 1998 and 1997.

(Q)  RESTRUCTURING EXPENSES

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

    As a result of the termination of Mr. Douglas E. Swanson as President and Chief Executive Officer of Cliffs Drilling, the Company entered into a termination agreement and a non-competition agreement contract with Mr. Swanson. The related termination contract expense of $2.6 million will be amortized over three years. Amortization for 1999 amounted to $.4 million and is included in "Other, net" per the Consolidated Statement of Operations. Mr. Swanson remains a Director of the Company.

(R) QUARTERLY FINANCIAL DATA (unaudited)

   Summarized quarterly financial data for the two years ended December 31, 1999, are as follows (in millions except for per share amounts):

                                                 Quarter
                               -------------------------------------------
                                First   Second    Third   Fourth    Total
                               -------  -------  -------  -------  -------
1999:
Operating revenues             $ 243.8  $ 226.5  $ 214.2  $ 234.3  $  918.8
Gross income (1)               $  48.2  $  34.2  $  49.0  $  17.1  $  148.5
Income (loss) from continuing
  operations before
  extraordinary loss (2)       $   3.3  $ (14.2) $ (22.4) $ (34.5) $  (67.8)
Extraordinary loss (3)         $  (1.7) $    -   $    -   $    -   $   (1.7)
Net income (loss)              $   1.6  $ (14.2) $ (22.4) $ (34.5) $  (69.5)
Net income (loss) per
 common share:
  Basic:
     Income (loss) from
      operations               $   .02  $  (.12) $  (.18) $  (.24) $   (.53)
     Extraordinary loss           (.01)     -        -        -        (.01)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .01  $  (.12) $  (.18) $  (.24) $   (.54)
                               =======  =======  =======  =======  ========
  Diluted:
     Income (loss) from
       operations              $   .02  $  (.12) $  (.18) $  (.24) $   (.53)
     Extraordinary loss           (.01)     -        -        -        (.01)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .01  $  (.12) $  (.18) $  (.24) $   (.54)
                               =======  =======  =======  =======  ========
1998(4):
Operating revenues             $ 279.3  $ 281.1  $ 243.5  $ 228.7  $1,032.6
Gross income (1)               $ 130.0  $ 126.4  $  77.3  $  53.5  $  387.2
Income (loss) from continuing
  operations before
  extraordinary loss (2)       $  61.5  $  59.9  $ (28.2) $  (2.2) $   91.0
Income from discontinued
  operations                   $   8.3  $    .5  $   7.7  $  19.5  $   36.0
Extraordinary loss (3)         $    -   $ (22.0) $    -   $  (2.2) $  (24.2)
Net income (loss)              $  69.8  $  38.4  $ (20.5) $  15.1  $  102.8
Net income (loss)
 per common share:
  Basic:
     Continuing operations     $   .37  $   .36  $  (.17) $  (.01) $    .54
     Discontinued operations       .05      .01      .05      .11       .21
     Extraordinary loss            -       (.13)     -       (.01)     (.14)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .42  $   .24  $  (.12) $   .09  $    .61
                               =======  =======  =======  =======  ========
  Diluted:
     Continuing operations     $   .37  $   .36  $  (.17) $  (.01) $    .54
     Discontinued operations       .05      -        .05      .11       .21
     Extraordinary loss            -       (.13)     -       (.01)     (.14)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .42  $   .23  $  (.12) $   .09  $    .61
                               =======  =======  =======  =======  ========
________________________
(1) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.
(2)  Cancellation of conversion project expense is included in the  following
     quarters:   $31.7 million in the third quarter of 1999, $3.0 million  in the fourth quarter of 1999, $85.8 million in the third quarter of 1998 and $32.5 million in the fourth quarter of 1998.
(3) The extraordinary losses incurred in the first quarter of 1999 and the second and fourth quarters of 1998 are shown net of a tax benefit of $.9 million, $11.9 million and $1.1 million, respectively.
(4) The quarterly financial data for 1998 has been adjusted to reflect the recontinuance of the Company's oil and gas operations (see Note O).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                            PART III

The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 17, 2000, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                            PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

  (a)Financial Statements and Exhibits

    1.Financial Statements:

      Report of Independent Public Accountants
      Consolidated Balance Sheet as of December 31, 1999 and 1998
      Consolidated  Statement  of  Operations  for  the  years   ended
      December 31, 1999, 1998 and 1997
      Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
      Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

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

 4.6 - Registration Rights Agreement dated December 17, 1998 among R&B Falcon Corporation, Credit Suisse First Boston Corporation, Nations Banc Montgomery Securities LLC, and Paribas Corporation. (Filed as Exhibit 4.6 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 4.20 - Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as Issuer, and Chase Bank of Texas, National Association, as Trustee, with respect to Series A and Series B of each of $250,000,000 6 1/2% Senior Notes due 2003, $350,000,000 6 _% Senior Notes due 2005,
           $250,000,000  6.95% Senior Notes due 2008, and $250,000,000
           7 3/8% Senior Notes due 2018. (Filed as Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998 and incorporated herein by reference.)

 4.21 - Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as Issuer and Chase Bank of Texas, National Association, as Trustee, with respect to $400,000,000 Series A and Series B 9 1/8% Senior notes due 2003, and 9 1/2% Senior Notes due 2008. (Filed as
           Exhibit 4.21 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 4.22 - Indenture dated as of March 26, 1999, between RBF Finance Co., as Issuer, and United States Trust Company of New York, as Trustee, with respect to $400,000,000 11% Senior Secured Notes due 2006 and $400,000,000 11 3/8% Senior
           Secured Notes due 2009. (Filed as Exhibit 4.1 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 4.23 - Indenture dated as of March 26, 1999, between R&B Falcon Corporation, as Issuer, and U.S. Trust Company of Texas, National Association, as Trustee, with respect to 12 1/4% Senior Notes due 2006. (Filed as Exhibit 4.2 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 4.24 - Registration Rights Agreement dated March 26, 1999 among RBF Finance Co., R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (Filed as
           Exhibit 4.3 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 4.25 - Registration Rights Agreement dated March 26, 1999 among R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (Filed as Exhibit 4.4 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 4.26 - Certificate of Designation of R&B Falcon Corporation filed with the Secretary of State of the State of Delaware on April 22, 1999. (Filed as Exhibit 4.3 to R&B Falcon's Registration Statement No. 333-81179 on Form S-4 dated June 21, 1999 and incorporated herein by reference.)

 4.27 - Form of Registrant's 13-7/8% Senior Cumulative Redeemable Preferred Stock Certificate. (Filed as Exhibit 4 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 4.28 - Form of Indenture between R&B Falcon Corporation, as Issuer, and U.S. Trust Company, N.A., as Trustee, with respect to 13 7/8% Senior Subordinated Debentures due 2009. (Filed as Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81179 on Form S-4 dated June 21, 1999 and incorporated herein by reference.)

 4.29 - Registration Rights Agreement dated as of April 22, 1999 among R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (Filed as Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81179 on Form S-4 dated June 21, 1999 and incorporated herein by reference.)

 4.30 - Warrant Agreement, including form of Warrant dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company. (Filed as Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999 and incorporated herein by reference.)

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

 10.75*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and Paul B. Loyd, Jr. under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.75 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.76*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and Steven A. Webster under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.76 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.77*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and T. W. Nagle under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.77 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.78*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and Robert F. Fulton under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.78 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.79*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.79 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.80*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and Bernie Stewart under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.80 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.81*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and W. K. Hillin under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.81 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.82*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and L. E. Moss under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.82 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.83*  - Stock Option Agreement dated February 11, 1999 between  R&B
           Falcon Corporation and C. R. Ofner under R&B Falcon Corporation 1998 Employee Long-Term Incentive Plan. (Filed as Exhibit 10.83 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.100* - Affiliate  Agreement effective December  31,  1997  between
           Falcon and Michael Porter. (Filed as Exhibit 10.83 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

 10.101* - Affiliate  Agreement effective December  31,  1997  between
           Falcon and William R. Ziegler. (Filed as Exhibit 10.84 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

 10.102* - Affiliate  Agreement effective December  31,  1997  between
           Falcon and Don P. Rodney. (Filed as Exhibit 10.85 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

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

 10.170 - Second Amendment to Letter of Credit Agreement, dated October 22, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996. (Filed as Exhibit 10.170 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.171 - Third Amendment to Letter of Credit Agreement, dated October 22, 1998, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996. (Filed as Exhibit 10.171 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.172 - Fourth Amendment to Letter of Credit Agreement, dated January 21, 1999, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996. (Filed as Exhibit 10.172 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.173  - Fifth  Amendment  to  Letter  of  Credit  Agreement,  dated
           February 22, 1999, among R&B Falcon Corporation, R&B Falcon Drilling (International & Deepwater) Inc., Reading & Bates Drilling Co. and Christiania Bank OG Kreditkasse, New York Branch, amending Letter of Credit Agreement dated December 30, 1996. (Filed as Exhibit 10.173 to R&B
           Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.174 - Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of R&B, and Deep Sea Investors, L.L.C. (Filed as Exhibit 10.110 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

 10.175 - Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as Exhibit
           10.111 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

 10.176 - Amended and Restated Bareboat Charter dated July 23, 1997 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as
           Exhibit 10.176 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.177 - Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as
           Exhibit 10.177 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.183 - Amendment No. 1 dated February 7, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.183 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.184 - Amendment No. 2 dated April 30, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.184 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.185 - Amendment No. 3 dated April 24, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.185 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.186 - Amendment No. 4 dated August 7, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.186 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.187 - Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater
           Exploration  II  Inc.  (Filed  as  Exhibit  10.159  to  R&B
           Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

 10.188 - Amendment No. 1 dated April 24, 1998 to Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (Filed as Exhibit 10.188 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.191 - First Amendment dated April 21, 1997 to Loan Agreement dated as of December 14, 1996 among TRB Holding Corporation, Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC. (Filed as Exhibit 10.191 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.192 - First Naval Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho
           Iwai Europe PLC. (Filed as Exhibit 10.165 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

 10.193 - First Amendment dated April 21, 1997 to First Naval Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe
           PLC. (Filed as Exhibit 10.193 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.194 - Second Amendment dated April 25, 1997 to First Naval Mortgage on the Seillean dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe
           PLC. (Filed as Exhibit 10.194 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.198 - Contract dated December 16, 1998 for Construction and Sale of Vessel (Hull No. HRB8-D) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and R&B Falcon Drilling Co. (Filed as Exhibit 10.198 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.199 - Contract dated September 5, 1997 for Construction and Sale of a 103,000 Metric Tons Displacement Drillship (Hull No.
           1255) between Samsung Heavy Industries Co., Ltd., Samsung Corporation and Reading & Bates Drilling Co. (Filed as
           Exhibit 10.166 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

 10.200 - Contract dated October 14, 1998 for Construction and Sale of a 98,000 Metric Tons Displacement Drillship (Hull No.
           1300) between Samsung Heavy Industries Co., Ltd. and R&B Falcon Drilling Co. (Filed as Exhibit 10.200 to R&B
           Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.212 - Second Amendment to Credit Agreement and Release of Guaranty dated November 9, 1998 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, National Westminster Bank Plc, and other financial institutions. (Filed as Exhibit 10.212 to R&B
           Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.213 - Assignment and Acceptance Agreement dated as of November 9, 1998 between Great-West & Annuity Life Insurance Company and Bank of America National Trust and Savings Association. (Filed as Exhibit 10.213 to R&B Falcon's
           Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.214 - Third Amendment dated January 29, 1999 to Credit Agreement dated as of November 10, 1997 among Deepwater Drilling II L.L.C., Bank of America National Trust and Savings Association, National Westminster Bank Plc, and other financial institutions. (Filed as Exhibit 10.214 to R&B
           Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.215 - Credit Agreement, dated February 24, 1998, among Reading & Bates Corporation, Reading & Bates Drilling Co., various subsidiaries of Reading & Bates Drilling Co., RB Deepwater Exploration III, Inc., various lending institutions, Credit Lyonnais New York Branch and Christiania Bank OG
           Kreditkasse, New York Branch. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1998 and incorporated herein by reference.)

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

 10.217 - Second Amendment to Credit Agreement dated October 22, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions. (Filed as Exhibit 10.217 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.218 - Third Amendment to Credit Agreement dated December 9, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions. (Filed as Exhibit 10.218 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.219 - Fourth Consent and Amendment to Credit Agreement dated December 18, 1998 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions. (Filed as
           Exhibit 10.219 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.220 - Fifth Amendment to Credit Agreement dated January 21, 1999 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions. (Filed as Exhibit 10.220 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.221 - Sixth Amendment to Credit Agreement dated February 22, 1999 to Credit Agreement dated February 24, 1998 among R&B Falcon Corporation, RBF Deepwater Exploration III Inc., Credit Lyonnais New York Branch, Christiania Bank OG Kreditkasse, New York Branch and various other lending institutions. (Filed as Exhibit 10.221 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

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

 10.227 - First Amendment to $500,000,000 Credit Agreement, dated November 13, 1998. (Filed as Exhibit 10.227 to R&B
           Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.228 - Second Amendment to $500,000,000 Credit Agreement, dated as of the Second Amendment Effective Date. (Filed as
           Exhibit 10.228 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.229 - Third Amendment to $500,000,000 Credit Agreement, dated January 19, 1999. (Filed as Exhibit 10.229 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

 10.230 - Senior Secured Loan Agreement, Harvey Ward, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.231 - Senior Secured Loan Agreement, Peregrine II, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.232 - Senior Secured Loan Agreement, Peregrine I, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.233 - Senior Secured Loan Agreement, Deepwater IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.234 - Senior Secured Loan Agreement, Falrig 82, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.235 - Senior Secured Loan Agreement, Peregrine IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.236 - Senior Secured Loan Agreement, Peregrine VII, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and
           RBF Finance Co., as Lender. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.237 - Senior Secured Loan Agreement, Falcon 100, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.238 - Senior Secured Loan Agreement, W.D. Kent, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.9 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.239 - Senior Secured Loan Agreement, Deepwater Millennium, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as
           Exhibit 10.10 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

 10.240* - Termination  Agreement dated as of  May  31,  1999  between
           Steven A. Webster and Registrant. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1999 and incorporated herein by reference.)

 10.241* - Termination  Agreement dated as of  May  31,  1999  between
           Robert F. Fulton and Registrant. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1999 and incorporated herein by reference.)

 10.242* - Termination  Agreement dated as of June  30,  1999  between
           Leighton E. Moss and Registrant. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1999 and incorporated herein by reference.)

 10.243* - Termination  Agreement dated as of July  31,  1999  between
           Douglas  E. Swanson and Cliffs Drilling Company. (Filed  as
           Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 1999 and incorporated herein by reference.)

 10.244 - Construction Supervisory Agreement dated as of August 12, 1999 among RBF Exploration Co., as Owner and RBF Exploration II Inc., as Construction Supervisor. (Filed as
           Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.245 - Note Purchase Agreement, Deepwater Nautilus, dated as of August 12, 1999, RBF Exploration Co. (Filed as Exhibit
           10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.246 - First Amendment dated February 1, 2000 to Note Purchase Agreement dated as of August 12, 1999 between RBF Exploration Co. and Victory Receivables Corporation, Anchor National Life Insurance Company, First Sun America Life Insurance Company, and Parthenon Receivables Funding, L.L.C.

 10.247 - Operation and Maintenance Agreement executed as of August 12, 1999 by and between R&B Falcon Corporation and RBF Exploration Co. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.248 - Performance Guarantee dated as of August 12, 1999 made by R&B Falcon Corporation in favor of RBF Exploration Co., Travelers Casualty and Surety Company of America, American Home Assurance Company, and Chase Bank of Texas, National Association, as Trustee. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.249 - First Preferred Ship Mortgage, Deepwater Nautilus, made by RBF Exploration Co. in favor of Chase Bank of Texas, National Association, as Indenture Trustee. (Filed as
           Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.250 - Trust Indenture and Security Agreement dated as of August 12, 1999, between RBF Exploration Co., a Nevada corporation, and Chase Bank of Texas, National Association as Trustee. (Filed as Exhibit 10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.251 - Supplemental Indenture and Agreement dated as of February 1, 2000 to the Trust Indenture and Security Agreement dated as of August 12, 1999 among RBF Exploration Co., BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee.

 10.252 - Assignment of Drilling Contract dated as of August 12, 1999, by RBF Exploration Co. to Chase Bank of Texas, National Association, as trustee. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.253 - R&B Falcon Guaranty from R&B Falcon Corporation dated as of August 31, 1999. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.254 - Participation Agreement dated as of August 31, 1999 among Deepwater Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington Trust FSB, Wilmington Trust Company, BA Leasing & Capital Corporation, and other Financial Institutions, as Certified Purchasers, solely with respect to Section 2.15, 6.9, 9.4(a) and 12.13(b) R&B Falcon
           Corporation and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II Inc. (Filed as Exhibit 10.9 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.255 - Appendix 1 to Participation Agreement dated as of August 31, 1999. (Filed as Exhibit 10.10 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.256 - Bank One Application and Agreement for Irrevocable Standby Letter of Credit dated August 30, 1999. (Filed as Exhibit
           10.11 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.257 - Pledge Agreement dated as of August 30, 1999, by R&B Falcon Corporation in favor of Bank One, Louisiana, National Association. (Filed as Exhibit 10.12 to R&B
           Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.258* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Paul B. Loyd, Jr. (Filed as Exhibit 10.13 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.259* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Charles R. Ofner. (Filed as Exhibit 10.14 to R&B Falcon's Quarterly
           Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.260* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Ron Toufeeq. (Filed as Exhibit 10.15 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.261* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Bernie W. Stewart. (Filed as Exhibit 10.16 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.262* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Wayne K. Hillin. (Filed as Exhibit 10.17 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.263* - Employment  and  Change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Andrew Bakonyi. (Filed as Exhibit 10.18 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

 10.264* - Employment  and  change of Control Agreement  dated  August
           25, 1999 between R&B Falcon Corporation and Tim W. Nagle.

 10.265 - Purchase Agreement dated March 19, 1999 among R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, with respect to $400,000,000 11% Senior
           Secured  Notes  due 2006 and $400,000,000  11  3/8%  Senior
           Secured Notes due 2009. (Filed as Exhibit 10.1 to R&B Falcon's Registration Statement No. 333-79245 on Form S-4 dated May 25, 1999 and incorporated herein by reference.)

 10.266  - Issuer  Loan  Escrow Agreement dated March 26,  1999  among
           United States Trust Company of New York, R&B Falcon Corporation and RBF Finance Co. (Filed as Exhibit 10.2 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.267 - Senior Secured Note Escrow Agreement dated March 26, 1999 among United States Trust Company of New York and RBF
           Finance Co. (Filed as Exhibit 10.3 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.268 - Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater Millenium). (Filed as Exhibit 10.14 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.269 - Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater IV).
           (Filed as Exhibit 10.15 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.270 - Senior Secured Note Security and Pledge Agreement dated as of March 26, 1999 by RBF Finance Co. in favor of United States Trust Company. (Filed as Exhibit 10.16 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.271 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine IV).
           (Filed as Exhibit 10.17 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.272 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine VII).
           (Filed as Exhibit 10.18 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.273 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Falcon 100).
           (Filed as Exhibit 10.19 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.274 - Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine I).
           (Filed as Exhibit 10.20 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.275 - Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine II).
           (Filed as Exhibit 10.21 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.276 - First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to R&B Finance Co. (Harvey Ward). (Filed as
           Exhibit 10.22 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.277 - First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to R&B Finance Co. (W.D. Kent). (Filed as
           Exhibit 10.23 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.278 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and R&B Finance Co. (Falrig 82). (Filed as Exhibit 10.24 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

 10.279 - Purchase Agreement dated April 15, 1999 among R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities
           Corporation with respect to 300,000 shares of 13 7/8% Senior Cumulative Redeemable Preferred Stock and Warrants to Purchase 10,500,000 shares of Common Stock. (Filed as
           Exhibit 10.1 to R&B Falcon's Registration Statement No. 333-81179 on Form S-4 dated June 21, 1999 and incorporated herein by reference.)

 10.280* - 1999  Employee  Long-Term  Incentive  Plan  of  R&B  Falcon
           Corporation. (Filed as Exhibit 99.A to R&B Falcon's Proxy Statement dated April 13, 1999 and incorporated herein by reference.)

 10.281* - 1999  Director  Long-Term  Incentive  Plan  of  R&B  Falcon
           Corporation. (Filed as Exhibit 99.B to R&B Falcon's Proxy Statement dated April 13, 1999 and incorporated herein by reference.)

 10.282* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Paul B. Loyd, Jr. under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.283* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Steven A. Webster under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.284* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1995 Employee Long-Term Incentive Plan.

 10.285* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Tim W. Nagle under R&B Falcon Corporation 1995 Employee Long-Term Incentive Plan.

 10.286* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Robert F. Fulton under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.287* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Bernie Stewart under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.288* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Charles R. Ofner under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.289* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Leighton Moss under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.290* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Wayne K. Hillin under R&B Falcon Corporation 1997 Employee Long-Term Incentive Plan.

 10.291* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and P. Chatterjee under R&B Falcon Corporation 1998 Director Long-Term Incentive Plan.

 10.292* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Arnie F. Chavkin under R&B Falcon Corporation 1995 Director Long-Term Incentive Plan.

 10.293* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Charles A. Donabedian under R&B Falcon Corporation 1998 Director Long-Term Incentive Plan.

 10.294* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B  Falcon  Corporation and Douglas A. P.  Hamilton  under
           R&B  Falcon  Corporation 1998 Director Long-Term  Incentive
           Plan.

 10.295* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Macko Laqueur under R&B Falcon Corporation 1995 Director Long-Term Incentive Plan.

 10.296* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Michael E. Porter under R&B Falcon Corporation 1998 Director Long-Term Incentive Plan.

 10.297* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Robert L. Sandmeyer under R&B Falcon Corporation 1998 Director Long-Term Incentive Plan.

 10.298* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and Robert L. Sandmeyer under R&B Falcon Corporation 1995 Director Long-Term Incentive Plan.

 10.299* - Stock  Option  Agreement dated as of April 7, 1999  between
           R&B Falcon Corporation and William R. Ziegler under R&B Falcon Corporation 1998 Director Long-Term Incentive Plan.

 10.300* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Paul B. Loyd, Jr. under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.301* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Steven A. Webster under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.302* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.303* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Tim W. Nagle under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.304* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Robert F. Fulton under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.305* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Bernie Stewart under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.306* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Charles R. Ofner under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.307* - Stock Option Agreement dated as of May19, 1999 between  R&B
           Falcon Corporation and Leighton Moss under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.308* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Wayne K. Hillin under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

 10.309* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and P. Chatterjee under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.310* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Arnie F. Chavkin under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.311* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Charles A. Donabedian under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.312* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B  Falcon  Corporation and Douglas A. P.  Hamilton  under
           R&B  Falcon  Corporation 1999 Director Long-Term  Incentive
           Plan.

 10.313* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Macko Laqueur under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.314* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Michael E. Porter under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.315* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and Robert L. Sandmeyer under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.316* - Stock  Option  Agreement dated as of May 19,  1999  between
           R&B Falcon Corporation and William R. Ziegler under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

 10.317 - Performance Bond dated January 31, 2000 from Travelers Casualty and Surety Company of America and American Home Assurance Company, RBF Exploration II Inc., as principal unto BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee.

 10.318 - Indemnity Agreement dated as of January 31, 2000 from R&B Falcon Corporation and RBF Exploration II Inc. in favor of Travelers Casualty and Surety Company of America and American Home Assurance Company.

 10.319 - First Naval Mortgage dated February 2, 2000 made by BTM Capital Corporation in favor of Chase Bank of Texas, National Association., as indenture trustee.

 10.320 - Construction Supervisory Agreement dated as of February 1, 2000 among BTM Capital Corporation, RBF Exploration Co. and RBF Exploration II Inc.

 10.321 - Equipment Sale and Funding Agreement dated 1 February 2000 between RBF Exploration Co. and BTM Capital Corporation.

 10.322  - Novation  Agreement  dated 1 February  2000  among  Hyundai
           Corporation,  Hyundai  Heavy  Industries  Co.,  Ltd.,   RBF
           Exploration Co. and BTM Capital Corporation.

 10.323 - Acknowledgment of Rig Ownership and Ratification of Operation and Maintenance Agreement dated as of February 1, 2000 among R&B Falcon Corporation, RBF Exploration Co. and BTM Capital Corporation.

 10.324 - Performance Guarantee dated as of February 1, 2000 made by R&B Falcon Corporation in favor of RBF Exploration Co., BTM Capital Corporation, Travelers Casualty and Surety Company of America, American Home Assurance Company and Chase Bank of Texas, National Association, as indenture trustee.

 10.325 - Bill of Sale dated February 1, 2000 from RBF Exploration Co. to BTM Capital Corporation.

 10.326 - Acknowledgment of Independent Transaction dated as of February 1, 2000 among RBF Exploration Co., BTM Capital Corporation, Chase Bank of Texas, National Association, as trustee, Victory Receivables Corporation, Anchor National Life Insurance Company, First SunAmerica Life Insurance Company and Parthenon Receivables Funding, L.L.C.

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

  (b) Reports on Form 8-K
      There were no Current Reports on Form 8-K filed during the three months ended December 31, 1999.


                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2000.

                          R&B FALCON CORPORATION

                              By  /s/ Paul B. Loyd, Jr.
                                 ------------------------------
                                  Paul B. Loyd, Jr.
                                  Chief Executive Officer,
                                  Chairman of the Board and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2000.

By   /s/ Paul B. Loyd, Jr.              By   /s/ Tim W. Nagle
   -----------------------------           ---------------------------
   Paul B. Loyd, Jr.                       Tim W. Nagle
   Chief Executive Officer, Chairman       Executive Vice President and
   of the Board and Director               Chief Financial Officer

By                                      By   /s/ Michael E. Porter
   -----------------------------           ---------------------------
   Purnendu Chatterjee                     Michael E. Porter
   Director                                Director

By   /s/ Arnold L. Chavkin              By   /s/ Robert L. Sandmeyer
   -----------------------------           ---------------------------
   Arnold L. Chavkin                       Robert L. Sandmeyer
   Director                                Director

By   /s/ Charles A. Donabedian          By   /s/ Douglas E. Swanson
   -----------------------------           ---------------------------
   Charles A. Donabedian                   Douglas E. Swanson
   Director                                Director

By                                      By   /s/ Steven A. Webster
   -----------------------------           ---------------------------
   Douglas A. P. Hamilton                  Steven A. Webster
   Director                                Director

By                                      By   /s/ William R. Ziegler
   -----------------------------           ---------------------------
   Macko A. E. Laqueur                     William R. Ziegler
   Director                                Director

By   /s/ Rich A. Pattarozzi
   ------------------------------
   Rich A. Pattarozzi
   Director