Form 10-Q
period 2000-03-31
R&B FALCON CORP
filed 2000-05-12
CIK 1045361

===========================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            -------------

                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



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


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                   AT MARCH 31, 2000:  194,067,037




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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

     The financial statements for the three months ended March 31, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 2000 included herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                               (in millions)

                                                    MARCH 31,  DECEMBER 31,
                                                       2000        1999
                                                    ---------   ---------
                                                   (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents, gross                 $   355.8   $   415.5
   Less cash dedicated to capital projects              (79.8)     (160.4)
                                                    ---------   ---------
   Cash and cash equivalents, net                       276.0       255.1
   Short-term investments                               153.8       301.5
   Accounts receivable:
     Trade, net                                         139.5       141.3
     Other                                               63.2        86.0
   Materials and supplies inventory                      61.3        52.6
   Drilling contracts in progress                         7.7        16.7
   Other current assets                                  19.3        19.7
                                                    ---------   ---------
     Total current assets                               720.8       872.9
                                                    ---------   ---------
 INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
   INVESTEES                                             81.7        82.7
                                                    ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                           4,150.0     4,041.1
   Other                                                269.8       256.1
                                                    ---------   ---------
     Total property and equipment                     4,419.8     4,297.2
   Accumulated depreciation                            (704.4)     (662.0)
                                                    ---------   ---------
     Net property and equipment                       3,715.4     3,635.2
                                                    ---------   ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION               87.3        84.8
                                                    ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                      178.6       246.3
                                                    ---------   ---------
 TOTAL ASSETS                                       $ 4,783.8   $ 4,921.9
                                                    =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Long-term obligations due within one year        $    34.0   $    20.1
   Accounts payable - trade                              36.7       110.7
   Accrued liabilities                                  209.6       227.8
                                                    ---------   ---------
     Total current liabilities                          280.3       358.6
 LONG-TERM OBLIGATIONS                                2,919.5     2,933.4
 OTHER NONCURRENT LIABILITIES                            43.0        39.7
 DEFERRED INCOME TAXES                                   38.6        53.2
                                                    ---------   ---------
     Total liabilities                                3,281.4     3,384.9
                                                    ---------   ---------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                       57.8        56.6
                                                    ---------   ---------
 REDEEMABLE PREFERRED STOCK                             288.8       276.0
                                                    ---------   ---------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                           1.9         1.9
   Capital in excess of par value                     1,117.3     1,113.4
   Retained earnings                                     43.9        95.9
   Other                                                 (7.3)       (6.8)
                                                    ---------   ---------
     Total stockholders' equity                       1,155.8     1,204.4
                                                    ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 4,783.8   $ 4,921.9
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


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions except per share amounts)
                                (unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------
OPERATING REVENUES:
  Deepwater                                              $  70.4    $  90.2
  Shallow water                                             45.1       66.8
  Inland water                                              26.5       31.0
  Engineering services and land operations                  63.6       55.8
  Development                                                1.9         -
                                                         -------    -------
        Total operating revenues                           207.5      243.8
                                                         -------    -------
COSTS AND EXPENSES:
  Deepwater                                                 45.1       43.3
  Shallow water                                             32.2       48.3
  Inland water                                              27.4       27.9
  Engineering services and land operations                  50.5       38.3
  Development                                                 .8        1.0
  Depreciation and amortization                             44.2       36.5
  General and administrative                                14.5       15.8
                                                         -------    -------
        Total costs and expenses                           214.7      211.1
                                                         -------    -------
OPERATING INCOME (LOSS)                                     (7.2)      32.7
                                                         -------    -------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest            (51.9)     (28.4)
  Interest income                                            9.2        4.6
  Income (loss) from equity investees plus related income   (3.6)        .6
  Other, net                                                 (.4)       (.2)
                                                         -------    -------
        Total other income (expense)                       (46.7)    (23.4)
                                                         -------    -------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY LOSS                          (53.9)       9.3
                                                         -------    -------
INCOME TAX EXPENSE  (BENEFIT):
  Current                                                   (2.1)       7.8
  Deferred                                                 (14.5)      (4.5)
                                                         -------    -------
        Total income tax expense (benefit)                 (16.6)       3.3
                                                         -------    -------
MINORITY INTEREST                                           (1.8)      (2.7)
                                                         -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                    (39.1)       3.3
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                        -        (1.7)
                                                         -------    -------
NET INCOME (LOSS)                                          (39.1)       1.6
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                  12.9         -
                                                         -------    -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS      $ (52.0)   $   1.6
                                                         =======    =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Income (loss) before extraordinary loss and after
       preferred stock dividends                         $  (.27)   $   .02
     Extraordinary loss                                      -         (.01)
                                                         -------    -------
          Net income (loss)                              $  (.27)   $   .01
                                                         =======    =======
  Diluted:
     Income (loss) before extraordinary loss and after
       preferred stock dividends                         $  (.27)   $   .02
     Extraordinary loss                                      -         (.01)
                                                         -------    -------
          Net income (loss)                              $  (.27)   $   .01
                                                         =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                    193.0      192.5
                                                         =======    =======
  Diluted                                                  193.0      193.5
                                                         =======    =======

  The accompanying notes are an integral part of the interim consolidated financial statements.



                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in millions)(unaudited)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ----------------
                                                               2000     1999
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (39.1)  $   1.6
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                              44.2      36.5
    Deferred income taxes                                     (14.5)     (5.1)
    Recognition of deferred expenses                            3.7       2.6
    Deferred compensation                                        .9       1.2
    (Income) loss from equity investees plus related income     3.6       (.6)
    Minority interest in income of consolidated subsidiaries    1.8       2.7
    Extraordinary loss from extinguishment of
     debt, net of tax benefit                                    -        1.7
    Changes in assets and liabilities:
      Accounts receivable, net                                 24.6      32.3
      Materials and supplies inventory                         (6.2)     (4.2)
      Drilling contracts in progress                            9.0       1.7
      Deferred charges and other assets                       (16.5)    (25.6)
      Accounts payable - trade                                (74.0)     (7.4)
      Accrued liabilities                                     (17.8)     (4.9)
      Accrued interest                                          6.3      34.5
      Income taxes                                             (9.8)      5.4
      Other, net                                                1.5       3.3
                                                            -------   -------
        Net cash (used in) provided by operating activities   (82.3)     75.7
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                         -        1.4
  Purchases of property and equipment                        (126.1)   (236.3)
  Decrease in cash dedicated to capital projects               80.6        -
  Sale (purchase) of short-term investments                   147.7     (34.0)
  Increase in investments in and advances to
    unconsolidated investees                                   (2.6)   (142.3)
                                                            -------   -------
        Net cash provided by (used in) investing activities    99.6    (411.2)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facilities                    -     (150.0)
  Net payments on short-term obligations                         -     (123.4)
  Proceeds from long-term obligations                            -    1,000.0
  Principal payments on long-term obligations                    -       (2.0)
  Distribution to minority shareholders of
   consolidated subsidiaries, net of contributions              (.6)    (21.0)
  Exercise of stock options                                     4.2        -
  Other                                                          -        (.4)
                                                            -------   -------
         Net cash provided by financing activities              3.6     703.2
                                                            -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      20.9     367.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              255.1     177.4
                                                            -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 276.0   $ 545.1
                                                            =======   =======
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest                $  60.5   $   7.6
  Income taxes paid                                         $  13.4   $   3.0

 The accompanying notes are an integral part of the interim consolidated financial statements.


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At March 31, 2000, $33.9 million of cash, cash equivalents and short-term investments related to the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade"). Arcade's cash, cash equivalents and short-term investments are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991. Such restrictions preclude the Company from borrowing any cash from Arcade.

          In the third quarter of 1999, the Company completed the project financing for the Deepwater Nautilus and the Deepwater Frontier (which the Company owns 60%) and as a result $79.8 million of the Company's cash at March 31, 2000 was restricted as to use. Such amount consists of $29.8 million related to the financing of the Deepwater Nautilus and will be used for capital expenditures and certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been reclassified to Other Assets.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company ("Cliffs Drilling") in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of a previously unrecognized income tax contingency incurred by Cliffs Drilling prior to December 1998. For the three months ended March 31, 2000 and 1999 amortization of goodwill was $.5 million and $.4 million, respectively.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended March 31, 2000 and 1999 was $17.2 million and $14.6 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs.

          NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, an amendment to SAB 101 was issued allowing the Company to extend its evaluation of SAB 101 by three months. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the second quarter of 2000.

          RECLASSIFICATION   -  Certain  prior  period   amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

B)   CONTINGENCIES

          GENERAL - The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

          The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator have cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is considering the Company's rights with respect to termination of the contract. The Company has received a letter of intent from another customer for the Falcon 100 to commence a six-month drilling contract in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. The customer for the Deepwater Expedition did not cancel its drilling contract and the Company has received a notice of claims amounting in the aggregate of $9.6 million and R$1.1 million in penalties under the contracts for delay in commencement of operations. The Company is preparing a response contesting such claim. However, if late penalties are imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

          LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly-owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly-owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

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

          In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, two insurers have denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

C)   SEGMENT INFORMATION

          Segment information for the three months ended March 31, 2000 and 1999 is as follows (in millions):

                                               Three Months Ended
                                                   March 31,
                                               -----------------
                                                 2000      1999
                                               -------   -------
    Operating revenues by segment:
      Deepwater                                $  70.7   $  90.2
      Shallow water                               47.5      67.3
      Inland water                                27.9      31.0
      Engineering services and land operations    63.6      55.8
      Development                                  1.9        -
      Intersegment                                (4.1)      (.5)
                                               -------   -------
         Total operating revenues              $ 207.5   $ 243.8
                                               =======   =======
    Operating income (loss) by segment:
      Deepwater                                $   6.3   $  34.0
      Shallow water                               (1.7)      4.7
      Inland water                                (6.5)     (3.8)
      Engineering services and land operations    10.0      15.6
      Development                                   .7      (1.1)
                                               -------   -------
                                                   8.8      49.4
      Unallocated depreciation and amortization   (1.5)      (.9)
      Unallocated general and administrative     (14.5)    (15.8)
                                               -------   -------
      Operating income (loss)                  $  (7.2)  $  32.7
                                               =======   =======

          For the three months ended March 31, 2000, revenues from PDVSA Exploration and Production of $32.5 million ($31.9 million reported in the engineering services and land operations segment and $.6 million reported in the inland water segment) accounted for 15.7% of the Company's consolidated operating revenues. For the three months ended March 31, 1999, revenues from PDVSA Exploration and Production of $43.4 million (reported in the engineering services and land operations segment) accounted for 17.8% of the Company's consolidated operating revenues.

          Total assets by segment were as follows (in millions):

                                                 March 31, December 31,
                                                   2000        1999
                                                ---------   ---------
      Deepwater                                 $ 2,878.3   $ 2,942.5
      Shallow water                               1,203.0     1,263.5
      Inland water                                  344.4       227.7
      Engineering services and land operations      134.4       172.5
      Development                                    56.4        49.5
      Corporate                                     167.3       266.2
                                                ---------   ---------
              Total                             $ 4,783.8   $ 4,921.9
                                                =========   =========

D)   EARNINGS PER SHARE

          The  following table summarizes the basic and diluted  per  share computations for income (loss) before extraordinary loss and after preferred stock dividends for the three months ended March 31, 2000 and 1999 (in millions except per share amounts):

                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
                                                       2000      1999
                                                     -------   -------
     Numerator:
      Income (loss) before extraordinary loss        $ (39.1)  $   3.3
      Dividends and accretion on preferred stock       (12.9)       -
                                                     -------   -------
      Income (loss) before extraordinary loss
        and after preferred stock dividends -
        basic and diluted                            $ (52.0)  $   3.3
                                                     =======   =======
     Denominator:
      Weighted average common shares
        outstanding - basic                            193.0     192.5
      Outstanding stock options and restricted
        stock awards                                      -        1.0
                                                     -------   -------
      Weighted average common shares outstanding
        - diluted                                      193.0     193.5
                                                     =======   =======
     Earnings per share:
      Income (loss) before extraordinary loss
        and after preferred stock dividends:
            Basic                                    $  (.27)  $   .02
            Diluted                                  $  (.27)  $   .02

E)   STOCK AWARDS

          During the first three months of 2000, the Company granted stock options, with respect to the Company's common stock, of approximately 2,122,461 shares to executive officers and certain employees of the Company and approximately 109,500 shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $12.469 to $12.719 per share (the market price on the date of grants). All such options expire ten years from the date of grant. Also in the first three months of 2000, restricted stock awards with respect to 135,300 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be expensed ratably over the period during which the shares vest.




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.




/s/Arthur Andersen LLP

Houston, Texas
May 2, 2000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions

     Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, but there can be no assurance that demand for drilling rigs and related services will recover in a similar manner. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil and gas prices decline or a weakness in crude oil and gas prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

Results of Operations

                THREE MONTHS ENDED MARCH 31, 2000 COMPARED
                 TO THREE MONTHS ENDED MARCH 31, 1999

     The Company's net loss for the three months ended March 31, 2000 was $39.1 million ($.27 loss per diluted share after preferred stock dividends and accretion of $12.9 million) compared with net income of $1.6 million ($.01 per diluted share) for the same period of 1999. Included in the 1999 results was a $1.7 million extraordinary loss due to the extinguishment of debt obligations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the three months ended March 31, 2000 compared to the same period in 1999. The revenue decrease is primarily due to lower dayrates and utilization in the deepwater and shallow water segments, offset by an increase in revenues in engineering services due to an increase in the number of turnkey wells completed in the period, and an increase in revenues in the development segment due to revenues from the Company's domestic oil and gas interest in Gyrfalcon. For the three months ended March 31, 2000 and 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $32.5 million and $43.4 million, respectively, accounted for 15.7% and 17.8%, respectively, of the Company's total operating revenues. See "Other" below.

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

     The decrease in operating expenses for the three months ended March 31, 2000 as compared to the same period in 1999 is attributable to the shallow water segment, primarily the international jackup fleet, due to lower utilization and the cold stacking of some units, offset by higher operating expenses for the engineering services segment due to an increase in the number of turnkey wells completed in the period.

      Depreciation and amortization expense increased for the three months ended March 31, 2000 as compared to the same period in 1999. Such increase is primarily due to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100 in the later part of 1999 and significant upgrades of offshore vessels during the past 12 months.

     General & administrative expense decreased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to cost savings associated with the consolidation of the Cliffs Drilling corporate office with the R&B Falcon corporate office.

     Interest expense increased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to the issuance of $1.0 billion of senior notes in March 1999 and a $250.0 million project financing in August 1999, partially offset by increased capitalized interest related to new build and significant upgrade projects.

     Interest income increased for the three months ended March 31, 2000 as compared to the same period in 1999 due to increased cash and short-term investment balances during the period.

     Loss from equity investees plus related income increased for the three months ended March 31, 2000 as compared to the same period in 1999 due to increased losses associated with the Deepwater Frontier, offset by increased earnings on the Deepwater Pathfinder, both of which commenced operations in the latter part of the first quarter of 1999.

     Income taxes for the three months ended March 31, 2000 resulted in a benefit as compared to an expense for the same period in 1999, which was the result of a pretax loss for the three months ended March 31, 2000 compared to pretax income for the same period in 1999. The Company recorded the income tax benefit for the three months ended March 31, 2000 at an effective tax rate of 31% compared to full statutory rates on pretax income for the three months ended March 31, 1999. The lower than full statutory rate for the three months ended March 31, 2000 is primarily due to the lack of creditability of certain foreign tax credits and other revised tax estimates.

     Minority interest relates primarily to the results of Arcade Drilling, a majority-owned subsidiary of the Company. Arcade Drilling reported lower income in the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to lower dayrates on the Henry Goodrich.

     Extraordinary loss for the three months ended March 31, 1999 of $1.7 million, after a tax benefit of $.9 million was due to the extinguishment of debt obligations in connection with the issuance of new debt obligations. See Note A of Notes to Interim Consolidated Financial Statements.

     Dividends and accretion on preferred stock for the three months ended March 31, 2000 was the result of the Company issuing 13.875% Senior Cumulative Redeemable Preferred Stock in April 1999.

Liquidity and Capital Resources

     Cash Flows

     Net cash used in operating activities was $82.3 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $75.7 million for the same period in 1999. The change in cash flows from operating activities is primarily due to the decrease in net income in 2000 as a result of lower dayrates and utilization, and changes in the components of working capital.

     Net cash provided by investing activities was $99.6 million for the three months ended March 31, 2000 compared to net cash used in investing activities of $411.2 million for the same period in 1999. The change in cash flows from investing activities in 2000 is due to the following: 1) a decrease in capital expenditures, primarily related to the completion of several of the Company's significant capital projects, 2) a decrease in investments made in joint venture projects, primarily due to advances made in 1999 to the limited liability company that operates the Deepwater Frontier, 3) a reduction of cash dedicated to capital projects which was used for capital expenditures and interest payments (see Note A of Notes to Interim Consolidated Financial Statements) and 4) the sale of short-term investments.

     Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2000 compared to $703.2 million for the same period in 1999. The change in cash flows from financing activities is primarily due to the financing activity in 1999 associated with a $1.0 billion debt offering and repayment of debt obligations with proceeds from such debt offering.

     Capital Expenditure Commitments

     The Company has numerous projects substantially completed or under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                           Water
                           Depth    Estimated Contract          Expenditures
                         Capability Delivery    Term  Estimated   Through
                           (feet)     Date    (years)   Cost    March 31, 2000
                         ---------- --------- ------- --------- --------------
 Drillships:                                               (in millions)
DEEPWATER PATHFINDER (1)   10,000   Delivered    5    $   277.0    $   276.6
DEEPWATER FRONTIER (2)     10,000   Delivered   2.5       271.0        264.9
DEEPWATER MILLENNIUM       10,000   Delivered  4 (3)      275.0        274.1
DEEPWATER DISCOVERY        10,000     3rd        3        305.0        164.6
                                   quarter 2000
DEEPWATER EXPEDITION       10,000   Delivered    6        230.0        224.1
DEEPWATER NAVIGATOR (4)     7,200   Delivered    3        320.0        306.3
Semisubmersibles:
FALCON 100 (5)              2,400   Delivered    -        125.5        125.5
DEEPWATER NAUTILUS          8,000   Delivered    5        350.0        328.1
DEEPWATER HORIZON          10,000     1st        3        350.0        111.0
                                  quarter 2001
                                                      ---------    ---------
                                                      $ 2,503.5    $ 2,075.2
                                                      =========    =========
_______________________
  (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
  (2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this rig for two and one half of the first five years after delivery. During 1999, both Conoco and the Company used the rig to drill a well and in October 1999, under the Company's direction, the rig commenced a two-year drilling contract offshore Brazil with Petrobras.
  (3) Statoil will use this drillship for the first three years after delivery, then the Company will alternate use of the rig with Statoil every six months for the next two years.
  (4) On April 15, 1999, BP Amoco cancelled the drilling contract for the Deepwater Navigator in accordance with the contract's terms because the drillship had not been delivered on time. However, the Deepwater Navigator will commence a three-year drilling contract offshore Brazil for Petrobras in the second quarter of 2000.
  (5) In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. The Company has received a letter of intent from another customer for a six-month drilling contract to commence in the third quarter of 2000.

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

     Liquidity

     The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $430.0 million. As of March 31, 2000, the Company had $509.6 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, the Company is considering certain asset sales, including the Seillean and Iolair.

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

Other

     In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. As of March 31, 2000, the Company had completed 34 of the 60 wells with one well in progress, which was completed in April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

     In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of March 31, 2000, the Company had approximately $55.3 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of March 31, 2000 (dollars in millions):

                                                                     Extimated
                                                                     Fair Value
                                                                    at March 31,
               2000   2001   2002   2003   2004  Thereafter   Total     2000
             ------ ------ ------ ------- ------ --------- --------- ---------
Fixed
Rate Debt:
 Amount      $ 20.1 $ 41.5 $ 38.6 $ 591.6 $ 44.6 $ 2,219.7 $ 2,956.1 $ 2,842.4
 Average
  interest
  rate       7.324% 7.622% 7.310% 8.268%  7.310%   9.374%    9.056%

      The Company is exposed to changes in the price of oil and natural gas. The marine contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, two insurers have denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs
Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      10.1 - Consent of Note Holder dated February 1, 2000 regarding the Note Purchase Agreement, Deepwater Nautilus, dated August 12, 1999, RBF Exploration Co.

      10.2 - Consent of Surety dated February 1, 2000 regarding the Trust Indenture and Security Agreement dated August 12, 1999 as supplemental and amended by the Supplemental Indenture and Amendment dated February 1, 2000.

      15    - Letter regarding unaudited interim financial information.

      27    - Financial  Data   Schedule.  (Exhibit  27  is being submitted
              as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)  Reports on Form 8-K

            There were no Current Reports on Form 8-K filed during the three months ended March 31, 2000.



                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        R&B FALCON CORPORATION



Date: May 12, 2000                      By /s/T. W. Nagle
                                           ----------------------------
                                           T. W. Nagle
                                           Executive Vice President and
                                           Chief Financial Officer