Form 10-Q
period 2000-06-30
R&B FALCON CORP
filed 2000-08-11
CIK 1045361

====================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



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


      NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                    AT JUNE 30, 2000:  194,780,738


=====================================================================


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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

               R&B Falcon Corporation and Subsidiaries

      The financial statements for the three and six month periods ended June 30, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the interim periods presented herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.



                      R&B FALCON CORPORATION
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                           (in millions)
                                                  JUNE 30,  DECEMBER 31,
                                                    2000        1999
                                                 --------    ---------
                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents, gross               $   362.4   $   415.5
  Less cash dedicated to capital projects            (67.6)     (160.4)
                                                 ---------   ---------
  Cash and cash equivalents, net                     294.8       255.1
  Short-term investments                              64.6       301.5
  Accounts receivable:
    Trade, net                                       141.5       141.3
    Other                                             50.5        86.0
  Materials and supplies inventory                    69.2        52.6
  Drilling contracts in progress                       5.3        16.7
  Other current assets                                29.8        19.7
                                                 ---------   ---------
    Total current assets                             655.7       872.9
                                                 ---------   ---------
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED INVESTEES                            87.2        82.7
                                                 ---------   ---------
PROPERTY AND EQUIPMENT:
  Drilling                                         4,225.6     4,041.1
  Other                                              270.1       256.1
                                                 ---------   ---------
    Total property and equipment                   4,495.7     4,297.2
  Accumulated depreciation                          (747.3)     (662.0)
                                                 ---------   ---------
    Net property and equipment                     3,748.4     3,635.2
                                                 ---------   ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION             86.7        84.8
                                                 ---------   ---------
DEFERRED CHARGES AND OTHER ASSETS                    170.3       246.3
                                                 ---------   ---------
TOTAL ASSETS                                     $ 4,748.3   $ 4,921.9
                                                 =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Long-term obligations due within one year      $    39.9   $    20.1
  Accounts payable - trade                            61.4       110.7
  Accrued liabilities                                194.6       227.8
                                                 ---------   ---------
    Total current liabilities                        295.9       358.6

LONG-TERM OBLIGATIONS                              2,910.3     2,933.4

OTHER NONCURRENT LIABILITIES                          47.1        39.7

DEFERRED INCOME TAXES                                 12.7        53.2
                                                 ---------   ---------
    Total liabilities                              3,266.0     3,384.9
                                                 ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                     58.2        56.6
                                                 ---------   ---------
REDEEMABLE PREFERRED STOCK                           302.0       276.0
                                                 ---------   ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                         1.9         1.9
  Capital in excess of par value                   1,124.9     1,113.4
  Retained earnings                                    1.3        95.9
  Other                                               (6.0)       (6.8)
                                                 ---------   ---------
    Total stockholders' equity                     1,122.1     1,204.4
                                                 ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,748.3   $ 4,921.9
                                                 =========   =========

The accompanying notes are an integral part of the interim consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                    -----------------   -----------------
                                     2000       1999      2000      1999
                                    -------   -------   -------   -------
OPERATING REVENUES:
  Deepwater                         $  88.1   $  86.3   $ 158.5   $ 176.5
  Shallow water                        56.7      47.8     101.8     114.6
  Inland water                         32.7      25.9      59.2      56.9
  Engineering services
    and land operations                31.6      66.4      95.2     122.2
  Development                           2.8        .1       4.7        .1
                                    -------   -------   -------   -------
    Total operating revenues          211.9     226.5     419.4     470.3
                                    -------   -------   -------   -------
COSTS AND EXPENSES:
  Deepwater                            47.9      40.0      93.0      83.3
  Shallow water                        41.6      33.3      73.8      81.6
  Inland water                         26.1      28.8      53.5      56.7
  Engineering services
    and land operations                26.5      50.7      77.0      89.0
  Development                           1.2       1.2       2.0       2.2
  Depreciation and amortization        45.0      38.3      89.2      74.8
  General and administrative           15.2      25.1      29.7      40.9
                                    -------   -------   -------   -------
    Total costs and expenses          203.5     217.4     418.2     428.5
                                    -------   -------   -------   -------
OPERATING INCOME                        8.4       9.1       1.2      41.8
                                    -------   -------   -------   -------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    capitalized interest              (50.6)    (43.0)   (102.5)    (71.4)
  Interest income                       7.7      10.3      16.9      14.9
  Income (loss) from equity
    investees plus related
    revenues and expenses              (5.2)      5.7      (8.8)      6.3
  Other, net                             .6       (.1)       .2       (.3)
                                    -------   -------   -------   -------
    Total other income (expense)      (47.5)    (27.1)    (94.2)    (50.5)
                                    -------   -------   -------   -------
LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY LOSS     (39.1)    (18.0)    (93.0)     (8.7)
                                    -------   -------   -------   -------
INCOME TAX EXPENSE  (BENEFIT):
  Current                              14.7      10.8      12.6      18.6
  Deferred                            (26.0)    (17.2)    (40.5)    (21.7)
                                    -------   -------   -------   -------
    Total income tax
      expense (benefit)               (11.3)     (6.4)    (27.9)     (3.1)
                                    -------   -------   -------   -------
MINORITY INTEREST                      (1.5)     (2.6)     (3.3)     (5.3)
                                    -------   -------   -------   -------
LOSS BEFORE EXTRAORDINARY LOSS        (29.3)    (14.2)    (68.4)    (10.9)
EXTRAORDINARY LOSS,
  NET OF TAX BENEFIT                     -         -         -       (1.7)
                                    -------   -------   -------   -------
NET LOSS                              (29.3)    (14.2)    (68.4)    (12.6)
DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                      13.3       9.1      26.2       9.1
                                    -------   -------   -------   -------
NET LOSS APPLICABLE
 TO COMMON STOCKHOLDERS             $ (42.6)  $ (23.3)  $ (94.6)  $ (21.7)
                                    =======   =======   =======   =======
NET LOSS PER COMMON SHARE:
  Basic:
    Loss before extraordinary
      loss and after preferred
      stock dividends               $  (.22)  $  (.12)  $  (.49)  $  (.10)
    Extraordinary loss                  -         -         -        (.01)
                                    -------   -------   -------   -------
      Net loss                      $  (.22)  $  (.12)  $  (.49)  $  (.11)
                                    =======   =======   =======   =======
  Diluted:
    Loss before extraordinary
      loss and after preferred
      stock dividends               $  (.22)  $  (.12)  $  (.49)  $  (.10)
    Extraordinary loss                  -         -         -        (.01)
                                    -------   -------   -------   -------
        Net loss                    $  (.22)  $  (.12)  $  (.49)  $  (.11)
                                    =======   =======   =======   =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                               193.5     192.6     193.2     192.5
                                    =======   =======   =======   =======
  Diluted                             193.5     192.6     193.2     192.5
                                    =======   =======   =======   =======

The accompanying notes are an integral part of the interim consolidated financial statements.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                   -----------------
                                                     2000      1999
                                                   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $ (68.4)  $ (12.6)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                      89.2      74.8
   Deferred income taxes                             (40.5)    (22.4)
   Loss (gain) on dispositions of
     property and equipment                            1.7      (4.9)
   Recognition of deferred expenses                   10.0       5.8
   Deferred compensation                               1.7       3.4
   (Income) loss from equity investees
     plus related revenues and expenses                8.8      (6.3)
   Minority interest in income of
     consolidated subsidiaries                         3.3       5.3
   Extraordinary loss from extinguishment
     of debt, net of tax benefit                       -         1.7
   Changes in assets and liabilities:
     Accounts receivable, net                         35.3      65.5
     Materials and supplies inventory                (14.1)     (7.7)
     Drilling contracts in progress                   11.3       2.8
     Deferred charges and other assets               (38.0)    (23.0)
     Accounts payable - trade                        (51.8)      9.5
     Accrued liabilities                             (36.5)    (10.7)
     Accrued interest                                  1.5      30.4
     Income taxes                                     (1.2)      4.7
     Other, net                                        5.8        .6
                                                   -------   -------
       Net cash (used in) provided by
         operating activities                        (81.9)    116.9
                                                   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions of property and equipment                 .2       5.7
 Purchases of property and equipment                (202.2)   (442.0)
 Decrease in cash dedicated to capital projects       92.8       -
 Sale (purchase) of short-term investments           236.9    (175.7)
 Increase in investments in and advances
   to unconsolidated investees                       (13.2)   (156.7)
                                                   -------   -------
     Net cash provided by (used in)
       investing activities                          114.5    (768.7)
                                                   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on revolving credit facilities            -     (150.0)
 Net payments on short-term obligations                 -     (123.4)
 Proceeds from long-term obligations                    -    1,000.0
 Net proceeds from issuance of preferred stock          -      288.8
 Principal payments on long-term obligations          (3.3)     (8.2)
 Distribution to minority shareholders of
  consolidated subsidiaries, net of contributions     (1.7)    (27.6)
 Exercise of stock options                             9.9        -
 Exercise of warrants                                  2.3        -
 Other                                                 (.1)       .4
                                                   -------   -------
     Net cash provided by financing activities         7.1     980.0
                                                   -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS             39.7     328.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     255.1     177.4
                                                   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 294.8   $ 505.6
                                                   =======   =======
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest       $ 132.5   $  74.3
  Income taxes paid                                $  20.7   $  13.7
  Purchase of property and equipment in
    exchange for debt or equity                    $   2.5   $   9.2

The accompanying notes are an integral part of the interim consolidated financial statements.


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At June 30, 2000, $37.9 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991. Such restrictions preclude the Company from borrowing any cash from Arcade.

          In the third quarter of 1999, the Company completed the project financing for the Deepwater Nautilus and the Deepwater Frontier (in which the Company has a 60% interest) and as a result $67.6 million of the Company's cash at June 30, 2000 was restricted as to use. Such amount consists of $17.6 million related to the financing of the Deepwater Nautilus and will be used for certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been reclassified to Other Assets.

          PROPERTY AND EQUIPMENT - On June 30, 2000, the Company completed a series of refinancing transactions on the Deepwater Nautilus which resulted in the Company receiving $13.0 million, which has been recorded as a reduction of the Deepwater Nautilus' cost, and the Company has the potential to receive an additional $19.0 million over the next 20 years.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company ("Cliffs Drilling") in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of a previously unrecognized income tax contingency incurred by Cliffs Drilling prior to December 1998. For the three months ended June 30, 2000 and 1999 amortization of goodwill was $.6 million and $.5 million, respectively. For the six months ended June 30, 2000 and 1999 amortization of goodwill was $1.1 million and $.9 million, respectively.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended June 30, 2000 and 1999 was $18.4 million and $21.4 million, respectively. Interest capitalized for the six months ended June 30, 2000 and 1999 was $35.6 million and $36.0 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs.

          NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to extend its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.

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

          The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is continuing to review its rights with respect to termination of the contract. The Company has received a six-month drilling contract from another customer for the Falcon 100 to commence drilling in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. Petrobras, the customer for the Deepwater Expedition, did not cancel its drilling contract and the Company has received a notice of claims amounting in the aggregate of $9.6 million and R$1.1 million in penalties under the contracts for delay in commencement of operations, and the Company is contesting same. If late penalties are imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

          In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of June 30, 2000, the Company had approximately $55.3 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

          In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA.

          LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly-owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly-owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the
     purchasing   joint  venture.  On  October  31,   1990,   SCW
     Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company continues to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

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

          In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

C)   SEGMENT INFORMATION

          Segment information for the three and six month periods ended June 30, 2000 and 1999 is as follows (in millions):

                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                              -----------------   -----------------
                                2000      1999      2000      1999
                              -------   -------   -------   -------
    Operating revenues by segment:
      Deepwater               $  88.1   $  86.3   $ 158.8   $ 176.5
      Shallow water              57.0      49.2     104.5     116.5
      Inland water               35.7      25.9      63.6      56.9
      Engineering services
         and land operations     31.8      66.4      95.4     122.2
      Development                 2.8        .1       4.7        .1
      Intersegment
        eliminations             (3.5)     (1.4)     (7.6)     (1.9)
                              -------   -------   -------   -------
         Total operating
          revenues            $ 211.9   $ 226.5   $ 419.4   $ 470.3
                              =======   =======   =======   =======

   Operating income (loss) by segment:
      Deepwater               $  20.9   $  32.6   $  27.2   $  66.5
      Shallow water                .4       (.2)     (1.3)      4.5
      Inland water                1.3      (9.8)     (5.2)    (13.6)
      Engineering services
         and land operations      1.9      13.6      11.9      29.2
      Development                  .1      (1.2)       .8      (2.3)
      Other and eliminations       .4        .1        .4        .2
                              -------   -------   -------   -------
                                 25.0      35.1      33.8      84.5
      Unallocated depreciation
         and amortization        (1.4)      (.9)     (2.9)     (1.8)
      Unallocated general
         and administrative     (15.2)    (25.1)    (29.7)    (40.9)
                              -------   -------   -------   -------
      Operating income        $   8.4   $   9.1   $   1.2   $  41.8
                              =======   =======   =======   =======

          For  the  three  months ended June 30, 2000  and  1999,
     revenues from PDVSA Exploration and Production of $11.6 million ($11.3 million reported in the engineering services and land operations segment and $.3 million reported in the inland water segment) and $42.9 million ($38.7 million reported in the engineering services and land operations segment and $4.2 million reported in the inland water segment), respectively, accounted for 5.5% and 18.9%, respectively, of the Company's consolidated operating revenues. For the six months ended June 30, 2000 and 1999, revenues from PDVSA Exploration and Production of $44.1 million ($43.2 million reported in the engineering services and land operations segment and $.9 million reported in the inland water segment) and $90.9 million ($82.0 million reported in the engineering services and land operations segment and $8.9 million reported in the inland water segment), respectively, accounted for 10.5% and 19.3%, respectively, of the Company's consolidated operating revenues.

          Total assets by segment were as follows (in millions):

                                   June 30,  December 31,
                                     2000       1999
                                  ---------   ---------
      Deepwater                   $ 2,858.8   $ 2,942.5
      Shallow water                 1,193.4     1,263.5
      Inland water                    355.3       227.7
      Engineering services
       and land operations            107.2       172.5
      Development                      56.7        49.5
      Corporate                       176.9       266.2
                                  ---------   ---------
           Total                  $ 4,748.3   $ 4,921.9
                                  =========   =========

D)   EARNINGS PER SHARE

          The following table summarizes the basic and diluted per share computations for loss before extraordinary loss and after preferred stock dividends for the three and six month periods ended June 30, 2000 and 1999 (in millions except per share amounts):

                                      Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                    -----------------   -----------------
                                      2000      1999      2000      1999
                                    -------   -------   -------   -------
Numerator:
  Loss before extraordinary loss    $ (29.3)  $ (14.2)  $ (68.4)  $ (10.9)
  Dividends and accretion on
    preferred stock                   (13.3)     (9.1)    (26.2)     (9.1)
                                    -------   -------   -------   -------
  Loss before extraordinary loss
    and after preferred stock
    dividends - basic and diluted   $ (42.6)  $ (23.3)  $ (94.6)  $ (20.0)
                                    =======   =======   =======   =======
Denominator:
  Weighted average common shares
    outstanding - basic and diluted   193.5     192.6     193.2     192.5
                                    =======   =======   =======   =======
Earnings per share:
  Loss before extraordinary loss and
    after preferred stock dividends:
        Basic                       $  (.22)  $  (.12)  $  (.49)  $  (.10)
        Diluted                     $  (.22)  $  (.12)  $  (.49)  $  (.10)

E)   STOCK AWARDS

          During the first six months of 2000, the Company granted stock options, with respect to the Company's common stock, of approximately 2,474,381 shares to executive officers and certain employees of the Company and approximately 115,000 shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $12.469 to $20.625 per share (the market price on the date of grants). All such options expire ten years from the date of grant. Also in the first quarter of 2000, restricted stock awards with respect to 137,350 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be expensed ratably over the period during which the shares vest.

F)   SUBSEQUENT EVENTS

          In July 2000, the Company's wholly-owned subsidiary R&B Falcon Subsea Development Inc. and its majority-owned subsidiary Reading & Bates Development Co. ("Devco") sold their Gulf of Mexico oil and gas properties to Enterprise Oil for approximately $127.2 million in cash. The Company expects to record a pre-tax gain of approximately $65-$70 million in the third quarter of 2000 from the sale of such oil and gas properties. Approximately 13.6% of Devco is owned by minority shareholders, including directors and employees of the Company and Devco. Net proceeds to the Company are impacted accordingly by sales of Devco properties.

          Also in the third quarter of 2000, the Company expects to complete the sale of its 38.6% ownership interest in Navis ASA for approximately $83.0 million. Navis ASA is a Norwegian public company which owns the dynamically positioned drillship, Navis Explorer I.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2000, the related consolidated statement of operations for the three and six month periods ended June 30, 2000 and 1999 and the related consolidated statement of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 31, 2000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions

     Activity  in the contract drilling industry and related  oil  and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, and demand for drilling services started to recover as well. However, there can be no assurance that demand for drilling rigs and related services will reach utilization and dayrate levels of 1996-1998. To date, while certain markets have improved substantially, taken as a whole, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements,
6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

     Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's deepwater rigs. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which the Company participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

Results of Operations

                SIX MONTHS ENDED JUNE 30, 2000 COMPARED
                  TO SIX MONTHS ENDED JUNE 30, 1999

     The Company's net loss for the six months ended June 30, 2000 was $68.4 million ($.49 loss per diluted share after preferred stock dividends and accretion of $26.2 million) compared with a net loss of $12.6 million ($.11 per diluted share after preferred stock dividends and accretion of $9.1 million) for the same period of 1999. Included in the 1999 results was a $1.7 million extraordinary loss due to the extinguishment of debt obligations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the six months ended June 30, 2000 compared to the same period in 1999 due to a decrease in the engineering services segment resulting from a decrease in the number of international turnkey wells completed in the period, a decrease in the deepwater segment primarily due to lower dayrates and utilization, a decrease in the shallow water segment primarily due to decreased utilization and dayrates for the international jack-up fleet, offset by a slight increase in the inland water segment due to higher utilization and dayrates on the domestic barge fleet and an increase in the development segment due to revenues from the Company's domestic oil and gas interest in Gyrfalcon. For the six months ended June 30, 2000 and 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $44.1 million and $82.0 million, respectively, accounted for 10.5% and 17.4%, respectively, of the Company's total operating revenues. See "Other" below.

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

     The decrease in operating expenses for the six months ended June 30, 2000 as compared to the same period in 1999 is due to a decrease in the engineering services segment resulting from a decrease in the number of international turnkey wells completed in the period, a decrease in the shallow water segment due to lower utilization of the international jackup fleet and the 1999 recognition of an $8.3 million gain on the W. D. Kent derrick equipment casualty, offset by an increase for the deepwater segment primarily due to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100.

      Depreciation and amortization expense increased for the six months ended June 30, 2000 as compared to the same period in 1999. Such increase is primarily due to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100 in the later part of 1999 and significant upgrades of offshore vessels during the past 12 months.

     General & administrative expense decreased for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to $8.1 million of executive termination and employee incentive compensation expense incurred in 1999 and cost savings associated with the consolidation in July 1999 of the Cliffs Drilling corporate office with the R&B Falcon corporate office.

     Interest expense increased for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to the issuance of $1.0 billion of senior notes in March 1999 and completion of a $250.0 million project financing in August 1999.

     Interest income increased for the six months ended June 30, 2000 as compared to the same period in 1999 due to increased cash and short-term investment balances during the period.

     Loss from equity investees plus related revenues and expenses increased for the six months ended June 30, 2000 as compared to the same period in 1999 due to increased losses associated with the Deepwater Frontier resulting from downtime and greater than expected operating expenses, offset by increased earnings on the Deepwater Pathfinder, both of which commenced operations in the first half of 1999.

     Income tax benefit increased for the six months ended June 30, 2000 as compared to the same period in 1999, primarily as a result of increased losses for the six months ended June 30, 2000 as compared to the same period in 1999. In addition, the Company recorded the income tax benefit for the six months ended June 30, 2000 at an effective tax rate of 30% compared to full statutory rates for the six months ended June 30, 1999. The lower than full statutory rate for the six months ended June 30, 2000 is primarily due to the lack of creditability of certain foreign tax credits and other revised foreign tax estimates.

     Minority interest relates primarily to the results of Arcade Drilling, a majority-owned subsidiary of the Company. Arcade Drilling reported lower income in the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to lower dayrates and higher operating costs on the Henry Goodrich and a slightly higher effective income tax rate.

     Extraordinary loss for the six months ended June 30, 1999 of $1.7 million, after a tax benefit of $.9 million was due to the extinguishment of debt obligations in connection with the issuance of new debt obligations. See Note A of Notes to Interim Consolidated Financial Statements.

     Dividends and accretion on preferred stock increased for the six months ended June 30, 2000 as compared to the same period in 1999 as a result of the Company issuing the 13.875% Senior Cumulative Redeemable Preferred Stock in April 1999.

               THREE MONTHS ENDED JUNE 30, 2000 COMPARED
                 TO THREE MONTHS ENDED JUNE 30, 1999

     The Company's net loss for the three months ended June 30, 2000 was $29.3 million ($.22 loss per diluted share after preferred stock dividends and accretion of $13.3 million) compared with a net loss of $14.2 million ($.12 per diluted share after preferred stock dividends and accretion of $9.1 million) for the same period of 1999.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues decreased for the three months ended June 30, 2000 compared to the same period in 1999 due to a decrease in the engineering services segment resulting from a decrease in the number of international turnkey wells completed in the period, offset by an increase in the shallow water segment due to increased utilization and dayrates for the domestic jack-up fleet, an increase in the inland water segment due to increased utilization and dayrates for the domestic barges, and an increase in revenues in the development segment due to revenues from the Company's domestic oil and gas interest in Gyrfalcon. For the three months ended June 30, 2000 and 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $11.6 million and $38.6 million, respectively, accounted for 5.5% and 17.0%, respectively, of the Company's total operating revenues. See "Other" below.

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

     The decrease in operating expenses for the three months ended June 30, 2000 as compared to the same period in 1999 is due to a decrease in the engineering services segment due to a decrease in the number of international turnkey wells completed in the period, offset by an increase in the shallow water segment as a result of the 1999 recognition of an $8.3 million gain on the W. D. Kent derrick equipment casualty and an increase in the deepwater segment primarily due to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100.

      Depreciation and amortization expense increased for the three months ended June 30, 2000 as compared to the same period in 1999. Such increase is primarily due to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100 in the later part of 1999 and significant upgrades of offshore vessels during the past 12 months.

     General & administrative expense decreased for the three months ended June 30, 2000 as compared to the same period in 1999 primarily due to $8.1 million of executive termination and employee incentive compensation expense incurred in 1999 and cost savings associated with the consolidation in July 1999 of the Cliffs Drilling corporate office with the R&B Falcon corporate office.

     Interest expense increased for the three months ended June 30, 2000 as compared to the same period in 1999 primarily due to the completion of a $250.0 million project financing in August 1999 and a decrease in capitalized interest due to new build and significant upgrade projects approaching completion.

     Interest income decreased for the three months ended June 30, 2000 as compared to the same period in 1999 due to decreased cash and short-term investment balances during the period.

     Loss from equity investees plus related revenues and expenses increased for the three months ended June 30, 2000 as compared to the same period in 1999 due to increased losses associated with the Deepwater Frontier due to downtime and greater than expected operating expenses.

     Income tax benefit increased for the three months ended June 30, 2000 as compared to the same period in 1999, primarily as a result of increased losses for the three months ended June 30, 2000 as compared to the same period in 1999. In addition, the Company recorded the income tax benefit for the three months ended June 30, 2000 at an effective tax rate of 29% compared to full statutory rates for the three months ended June 30, 1999. The lower than full statutory rate for the three months ended June 30, 2000 is primarily due to the lack of creditability of certain foreign tax credits and other revised foreign tax estimates.

     Minority interest relates primarily to the results of Arcade Drilling, a majority-owned subsidiary of the Company. Arcade Drilling reported lower income in the three months ended June 30, 2000 as compared to the same period in 1999 primarily due to lower dayrates and higher operating costs on the Henry Goodrich and a slightly higher effective income tax rate.

     Dividends and accretion on preferred stock increased for the three months ended June 30, 2000 as compared to the same period in 1999 as a result of the Company issuing the 13.875% Senior Cumulative Redeemable Preferred Stock in April 1999.

Liquidity and Capital Resources

     Cash Flows

     Net cash used in operating activities was $81.9 million for the six months ended June 30, 2000 compared to net cash provided by operating activities of $116.9 million for the same period in 1999. The change in cash flows from operating activities is primarily due to the increase in net loss in 2000 as a result of lower dayrates and utilization, and changes in the components of working capital.

     Net cash provided by investing activities was $114.5 million for the six months ended June 30, 2000 compared to net cash used in investing activities of $768.7 million for the same period in 1999. The change in cash flows from investing activities in 2000 is due to the following: 1) a decrease in capital expenditures, primarily related to the completion of several of the Company's significant capital projects, 2) a decrease in investments made in joint venture projects, primarily due to advances made in 1999 to the limited liability company that operates the Deepwater Frontier, 3) a reduction of cash dedicated to capital projects which was used for capital expenditures and interest payments (see Note A of Notes to Interim Consolidated Financial Statements) and 4) the sale of short-term investments.

     Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2000 compared to $980.0 million for the same period in 1999. The change in cash flows from financing activities is primarily due to a $300.0 million preferred stock offering in April 1999 and the 1999 financing activity associated with a $1.0 billion debt offering and repayment of debt obligations with proceeds from such debt offering.

     Capital Expenditure Commitments

     The Company has numerous projects substantially completed or under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                           Water                                  Expenditures
                           Depth     Estimated Contract              Through
                         Capability  Delivery    Term    Estimated   June 30,
                           (feet)      Date     (years)    Cost        2000
                           ------      ----     -------    ----        ----
Drillships:                                                  (in millions)
 DEEPWATER PATHFINDER (1)  10,000    Delivered      5   $   277.0   $   276.6
 DEEPWATER FRONTIER (2)    10,000    Delivered     2.5      271.0       267.0
 DEEPWATER MILLENNIUM (3)  10,000    Delivered      4       275.0       274.3
 DEEPWATER DISCOVERY       10,000 3rd quarter 2000  3       305.0       177.9
 DEEPWATER EXPEDITION      10,000    Delivered      6       230.0       225.7
 DEEPWATER NAVIGATOR (4)    7,200    Delivered      3       335.0       323.3
Semisubmersibles:
 FALCON 100 (5)             2,400    Delivered     .5       125.5       125.5
 DEEPWATER NAUTILUS         8,000    Delivered      5       350.0       346.5
 DEEPWATER HORIZON         10,000 1st quarter 2001  3       365.0       128.1
                                                        ---------   ---------
                                                        $ 2,533.5   $ 2,144.9
                                                        =========   =========

  (1) The Company owns a 50% interest in the limited liability company that operates this drillship.
  (2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this drillship for two and one half of the first five years after delivery. During 1999, both Conoco and the Company used the drillship to drill a well and in October 1999, under the Company's direction, the drillship commenced a two-year drilling contract offshore Brazil with Petrobras.
  (3) In October 1999, the drillship commenced a three-year drilling contract with Statoil, then the Company will alternate use of the drillship with Statoil every six months for the next two years.
  (4) On April 15, 1999, BP Amoco cancelled the drilling contract for the Deepwater Navigator in accordance with the contract's terms because the drillship had not been delivered on time. However, the Deepwater Navigator commenced a three-year drilling contract offshore Brazil for Petrobras in July 2000.
  (5) In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. The Company has received from another customer a six-month drilling contract to commence in the third quarter of 2000.

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

     Liquidity

     The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $305.0 million. As of June 30, 2000, the Company had $427.0 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, in July 2000, the Company completed the sale of its Gulf of Mexico oil and gas properties for approximately $127.2 million in cash and as a result the Company received $117.2 million and expects to receive the remaining $10.0 million in August 2000. The Company no longer expects to sell the Seillean and Iolair.

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

Other

     In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA.

     In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of June 30, 2000, the Company had approximately $55.3 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of June 30, 2000 (dollars in millions):

                                                                    Estimated
                                                                    Fair Value
                                                                        at
             2000   2001   2002    2003    2004 Thereafter  Total  June 30, 2000
             ----   ----   ----    ----    ---- ----------  -----  -------------
Fixed
 Rate Debt:
Amount      $ 17.0 $ 41.3 $ 38.6 $ 591.6  $ 44.6 $ 2,219.7 $ 2,952.8 $ 2,910.3
Average
  interest
  rate      7.314% 7.621% 7.310%  8.268%  7.310%  9.374%    9.058%


     The Company is exposed to changes in the price of oil and natural gas. The marine contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

Item 4.  Results of Votes of Security Holders

      At the annual meeting of stockholders of R&B Falcon Corporation, held on May 17, 2000, four Class III directors were elected by a vote of common stockholders, as outlined in the Company's Proxy Statement relating to such annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 126,609,235, 126,610,449, 126,609,787 and 126,609,884 votes for each of Mr. Chatterjee, Mr. Donabedian, Mr. Loyd and Mr. Webster, respectively, and 413,557, 412,343, 413,005 and 412,908 votes withheld from each of such nominees, respectively. In addition, two proposals were voted upon: (i) a proposal to approve the Company's 2000 Employee Long-Term Incentive Plan, with 119,018,210 votes for the proposal, 7,860,255 votes against the proposal and 144,327 abstentions, and (ii) a proposal to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 2000, with 126,824,983 votes for the proposal, 129,783 votes against the proposal and 68,026 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

   10.1*  - 2000  Employee  Long-Term Incentive Plan (Filed as Exhibit
            99.A to the Company's Proxy Statement dated April 24, 2000 and incorporated by reference.)

   10.2* - Stock Option Agreement dated as of January 28, 2000 between R&B Falcon Corporation and P. C. Chatterjee under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.3* - Stock Option Agreement dated as of January 28, 2000 between R&B Falcon Corporation and Arnold Chavkin under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.4*  - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Charles Donabedian under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.5*  - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Douglas Hamilton under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.6*  - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Macko Laqueur under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.7*  - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Richard Pattarozzi under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.8*  - Stock  Option  Agreement dated  as of  February  14,  2000 between R&B Falcon Corporation and Richard A. Pattarozzi under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.9*  - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Michael Porter under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.10* - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Robert Sandmeyer under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.11* - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Douglas Swanson under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.12* - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Steven Webster under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.13* - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and William Ziegler under R&B Falcon Corporation 1999 Director Long-Term Incentive Plan.

   10.14* - Stock  Option  Agreement  dated  as  of January  28,  2000 between  R&B Falcon  Corporation  and  Paul  B.  Loyd, Jr.
            under  R&B  Falcon   Corporation  1999  Employee Long-Term
            Incentive Plan.

   10.15* - Stock  Option  Agreement  dated as  of  January  28,  2000 between R&B Falcon Corporation and Paul B Loyd, Jr. under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.16* - Stock  Option  Agreement  dated as  of  January  28,  2000 between R&B Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.17* - Stock  Option  Agreement  dated  as of  January  28,  2000 between R&B Falcon Corporation and Andrew Bakonyi under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.18* - Stock  Option  Agreement  dated  as  of January  28,  2000 between R&B Falcon Corporation and Bernie W. Stewart under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.19* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Bernie W. Stewart under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.20* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Tim W. Nagle under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.21* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Tim W. Nagle under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.22* - Stock  Option  Agreement  dated  as  of January  28,  2000 between R&B Falcon Corporation and Tim W. Nagle under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.23* - Stock  Option  Agreement  dated  as  of January  28,  2000 between R&B Falcon Corporation and Wayne K. Hillin under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.24* - Stock  Option  Agreement  dated  as  of  January  28, 2000 between R&B Falcon Corporation and Wayne K. Hillin under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.25* - Stock  Option  Agreement  dated  as  of January  28,  2000 between R&B Falcon Corporation and Charles R. Ofner under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.26* - Stock  Option  Agreement  dated  as  of January  28,  2000 between R&B Falcon Corporation and Charles R. Ofner under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.27* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Imran Toufeeq under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.28* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Imran Toufeeq under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.29* - Stock  Option  Agreement dated  as  of  January  28,  2000 between R&B Falcon Corporation and Imran Toufeeq under R&B Falcon Corporation 1999 Employee Long-Term Incentive Plan.

   10.30 - Contingent Undertaking dated as of June 2, 2000 between the Company and Sovereign Corporate Limited.

   10.31 - Operation and Maintenance Agreement dated as of June 2, 2000 among the Company, RBF Exploration Co., BTM Capital Corporation and R&B Falcon Deepwater (UK) Limited.

   10.32  - Consent of Note Holder dated as   of  May  2000  regarding
            the Note Purchase Agreement, Deepwater Nautilus, dated August 12, 1999.

   15     - Letter  regarding unaudited interim financial information.

   27     - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

          *Management contract or compensatory plan or arrangement.

 (b)   Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended June 30, 2000.



                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                R&B FALCON CORPORATION



Date: August 11, 2000           By /s/T. W. Nagle
                                   ------------------------
                                   T. W. Nagle
                                   Executive Vice President and
                                   Chief Financial Officer