Form 10-Q
period 2000-09-30
R&B FALCON CORP
filed 2000-11-08
CIK 1045361

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000
                                      or
( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No___
                                       ---

           NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                       AT OCTOBER 15, 2000:  195,638,489


                                    1 of 24

================================================================================

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


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

Company or Group of Companies for Which Report is Filed:

                        R&B Falcon Corporation and Subsidiaries

     The financial statements for the three and nine month periods ended September 30, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the interim periods presented herein have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2000           1999
                                                  -------------   ------------
                                                   (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents, gross                  $  279.3       $  415.5
   Less cash dedicated to capital projects              (20.7)        (160.4)
                                                     --------       --------
   Cash and cash equivalents, net                       258.6          255.1
   Short-term investments                                74.3          301.5
   Accounts receivable:
    Trade, net                                          217.9          141.3
    Other                                                46.8           86.0
   Materials and supplies inventory                      68.9           52.6
   Drilling contracts in progress                         5.0           16.7
   Other current assets                                  38.6           19.7
                                                     --------       --------
    Total current assets                                710.1          872.9
                                                     --------       --------

 INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
   INVESTEES                                             84.9           82.7
                                                     --------       --------
 PROPERTY AND EQUIPMENT:
   Drilling                                           4,388.2        4,041.1
   Other                                                223.8          256.1
                                                     --------       --------
    Total property and equipment                      4,612.0        4,297.2
   Accumulated depreciation                            (781.1)        (662.0)
                                                     --------       --------
    Net property and equipment                        3,830.9        3,635.2
                                                     --------       --------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION               86.1           84.8
                                                     --------       --------
 DEFERRED CHARGES AND OTHER ASSETS                      128.5          246.3
                                                     --------       --------
 TOTAL ASSETS                                        $4,840.5       $4,921.9
                                                     ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES:
   Long-term obligations due within one year         $   40.5       $   20.1
   Accounts payable - trade                              73.1          110.7
   Accrued liabilities                                  216.9          227.8
                                                     --------       --------
    Total current liabilities                           330.5          358.6
 LONG-TERM OBLIGATIONS                                2,901.3        2,933.4
 OTHER NONCURRENT LIABILITIES                            51.1           39.7
 DEFERRED INCOME TAXES                                   21.2           53.2
                                                     --------       --------
    Total liabilities                                 3,304.1        3,384.9
                                                     --------       --------

 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                       67.3           56.6
                                                     --------       --------
 REDEEMABLE PREFERRED STOCK                             315.7          276.0
                                                     --------       --------

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                           2.0            1.9
   Capital in excess of par value                     1,141.4        1,113.4
   Retained earnings                                     15.0           95.9
   Other                                                 (5.0)          (6.8)
                                                     --------       --------
    Total stockholders' equity                        1,153.4        1,204.4
                                                     --------       --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $4,840.5       $4,921.9
                                                     ========       ========


    The accompanying notes are an integral part of the interim consolidated financial statements.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in millions except per share amounts)
                                  (unaudited)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                               -------------------      --------------------
                                                                 2000       1999         2000          1999
                                                               -------     ------       -------      -------
OPERATING REVENUES:
 Deepwater                                                     $128.6      $ 93.6       $ 287.1      $ 270.1
 Shallow water                                                   76.2        40.7         178.0        155.3
 Inland water                                                    40.2        28.6          99.4         85.5
 Engineering services and land operations                        56.9        51.2         152.1        173.4
 Development                                                      (.2)         .1           4.5           .2
                                                               ------      ------       -------      -------
      Total operating revenues                                  301.7       214.2         721.1        684.5
                                                               ------      ------       -------      -------
COSTS AND EXPENSES:
 Deepwater                                                       61.7        42.9         154.7        126.2
 Shallow water                                                   44.4        33.7         118.2        115.3
 Inland water                                                    27.8        10.1          81.3         66.8
 Engineering services and land operations                        46.5        37.9         123.5        126.9
 Development                                                    (67.2)         .3         (65.2)         2.5
 Cancellation of conversion projects                                -        31.7             -         31.7
 Depreciation and amortization                                   50.1        39.9         139.3        114.7
 General and administrative                                      16.3        13.9          46.0         54.8
                                                               ------      ------       -------      -------
     Total costs and expenses                                   179.6       210.4         597.8        638.9
                                                               ------      ------       -------      -------
OPERATING INCOME                                                122.1         3.8         123.3         45.6
                                                               ------      ------       -------      -------
OTHER INCOME (EXPENSE):
 Interest expense, net of capitalized interest                  (60.7)      (45.1)       (163.2)      (116.5)
 Interest income                                                  6.3         9.7          23.2         24.6
 Income (loss) from equity investees plus related
   revenues and expenses                                        (10.4)        2.7         (19.2)         9.0
 Other, net                                                       (.3)        (.4)          (.1)         (.7)
                                                               ------      ------       -------      -------
     Total other income (expense)                               (65.1)      (33.1)       (159.3)       (83.6)
                                                               ------      ------       -------      -------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTEREST AND EXTRAORDINARY LOSS                                 57.0       (29.3)        (36.0)       (38.0)
                                                               ------      ------       -------      -------
INCOME TAX EXPENSE (BENEFIT):
 Current                                                          5.6        11.4          18.2         30.0
 Deferred                                                        14.0       (22.1)        (26.5)       (43.8)
                                                               ------      ------       -------      -------
     Total income tax expense (benefit)                          19.6       (10.7)         (8.3)       (13.8)
                                                               ------      ------       -------      -------
MINORITY INTEREST                                               (10.1)       (3.8)        (13.4)        (9.1)
                                                               ------      ------       -------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                          27.3       (22.4)        (41.1)       (33.3)
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                              -           -             -         (1.7)
                                                               ------      ------       -------      -------
NET INCOME (LOSS)                                                27.3       (22.4)        (41.1)       (35.0)
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                       13.6        12.1          39.8         21.2
                                                               ------      ------       -------      -------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS                                        $ 13.7      $(34.5)      $ (80.9)     $ (56.2)
                                                               ======      ======       =======      =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income (loss) before extraordinary loss
       and after preferred stock dividends                     $  .07      $ (.18)      $  (.42)     $  (.28)
    Extraordinary loss                                              -           -             -         (.01)
                                                               ------      ------       -------      -------
        Net income (loss)                                      $  .07      $ (.18)      $  (.42)     $  (.29)
                                                               ======      ======       =======      =======
  Diluted:
    Income (loss) before extraordinary loss
       and after preferred stock dividends                     $  .07      $ (.18)      $  (.42)     $  (.28)
    Extraordinary loss                                              -           -             -         (.01)
                                                               ------      ------       -------      -------
        Net income (loss)                                      $  .07      $ (.18)      $  (.42)     $  (.29)
                                                               ======      ======       =======      =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                         194.2       192.8         193.6        192.6
                                                               ======      ======       =======      =======
  Diluted                                                       206.8       192.8         193.6        192.6
                                                               ======      ======       =======      =======

    The accompanying notes are an integral part of the interim consolidated financial statements.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions)(unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                  --------------------------
                                                                                                    2000             1999
                                                                                                  --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                       $ (41.1)         $  (35.0)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                                  139.3             114.3
     Gain on dispositions of property and equipment                                                 (68.0)            (18.9)
     Cancellation of conversion projects                                                                -              31.7
     Deferred income taxes                                                                          (26.5)            (44.5)
     Recognition of deferred expenses                                                                18.4              10.5
     Deferred compensation                                                                            2.6               4.5
     (Income) loss from equity investees plus related revenues and expenses                          19.2              (9.0)
     Minority interest in income of consolidated subsidiaries                                        13.4               9.1
     Extraordinary loss from extinguishment of debt, net of tax benefit                                 -               1.7
     Changes in assets and liabilities:
      Accounts receivable, net                                                                      (37.4)             51.6
      Materials and supplies inventory                                                              (14.0)             (9.3)
      Drilling contracts in progress                                                                 11.6              13.8
      Deferred charges and other assets                                                             (60.0)            (25.8)
      Accounts payable - trade                                                                      (44.0)             12.1
      Accrued liabilities                                                                           (10.4)            (30.4)
      Accrued interest                                                                                6.6              41.2
      Income taxes                                                                                     .4               3.9
      Other, net                                                                                     11.5              (1.1)
                                                                                                  -------          --------
       Net cash (used in) provided by operating activities                                          (78.4)            120.4
                                                                                                  -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dispositions of property and equipment                                                           152.2              10.1
   Purchases of property and equipment                                                             (412.7)           (624.3)
   Decrease (increase) in cash dedicated to capital projects                                        139.8            (184.8)
   Sale (purchase) of short-term investments                                                        227.2             (32.2)
   Increase in investments in and advances to unconsolidated investees                              (21.3)            (49.1)
                                                                                                  -------          --------
       Net cash provided by (used in) investing activities                                           85.2            (880.3)
                                                                                                  -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on revolving credit facilities                                                          -            (150.0)
   Net payments on short-term obligations                                                               -            (123.4)
   Proceeds from long-term obligations                                                                  -           1,250.0
   Net proceeds from issuance of preferred stock                                                        -             288.8
   Principal payments on long-term obligations                                                      (11.8)            (18.0)
   Distribution to minority shareholders of consolidated subsidiaries, net of contributions          (2.6)            (19.4)
   Exercise of stock options                                                                          9.1                .3
   Exercise of warrants                                                                               2.3                 -
   Other                                                                                              (.3)                -
                                                                                                  -------          --------
      Net cash (used in) provided by financing activities                                            (3.3)          1,228.3
                                                                                                  -------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             3.5             468.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    255.1             177.4
                                                                                                  -------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 258.6          $  645.8
                                                                                                  =======          ========

Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest                                                      $ 199.3          $   69.7
  Income taxes paid                                                                               $  25.3          $   27.1
  Purchase of property and equipment in exchange for debt or equity                               $   6.4          $    9.2

    The accompanying notes are an integral part of the interim consolidated financial statements.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At September 30, 2000, $47.1 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991. Such restrictions preclude the Company from borrowing any cash from Arcade.

          As a result of the project financing for the Deepwater Nautilus, the Company is required to maintain in cash certain principal and interest payments. As of September 30, 2000 such restricted cash amounted to $20.7 million and has been reclassified to Other Assets. Previously, $50.0 million of restricted cash related to the financing for the construction of the Deepwater Frontier (in which the Company has a 60% interest) which collateralized a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. However, in the third quarter of 2000, the Company entered into a letter of credit facility (see Note C) and the $50.0 million of cash collateral was released and a new $50.0 million letter of credit was issued.

          PROPERTY AND EQUIPMENT - On June 30, 2000, the Company completed a series of refinancing transactions on the Deepwater Nautilus which resulted in the Company receiving $13.0 million, which has been recorded as a reduction of the Deepwater Nautilus' cost, and the Company has the potential to receive an additional $19.0 million over the next 20 years.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company ("Cliffs Drilling") in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of a previously unrecognized income tax contingency incurred by Cliffs Drilling prior to December 1998. For the three months ended September 30, 2000 and 1999 amortization of goodwill was $.6 million and $.5 million,
     respectively.   For the nine months ended September 30, 2000 and 1999
     amortization of goodwill was $1.7 million and $1.4 million, respectively.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended September 30, 2000 and 1999 was $9.0 million and $22.5 million, respectively. Interest capitalized for the nine months ended September 30, 2000 and 1999 was $44.6 million and $58.5 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs.

          PROVISION FOR LOSS ON DRILLING CONTRACT - In the third quarter of 2000, the Company recorded a $7.3 million loss provision associated with the Company's impaired drilling contract for the Deepwater Frontier. Such impairment is due to the contract's expected operating costs exceeding its revenues.

          NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to defer its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.

B)   BUSINESS COMBINATION

          On August 19, 2000, the Company entered into an agreement and plan of merger with Transocean Sedco Forex Inc. in an all stock transaction. Under the terms of the definitive agreement, unanimously approved by the board of directors of both companies, common stockholders of R&B Falcon Corporation will receive a fixed ratio of 0.5 shares of newly issued Transocean Sedco Forex Inc. ordinary shares for each R&B Falcon Corporation share. Closing of the transaction is expected to occur by the end of the first quarter of 2001, subject to the approval of stockholders from both companies, certain regulatory approvals, the sale of all vessels involved in the coastwise trade before the effective time of the merger, and other closing conditions. In regards to the sale of the Company's vessels involved in coastwise trade, the Company has solicited indications of interest from a number of prospective buyers of its crew boats, towing vessels and barges pursuant to this requirement of the merger agreement and intends to continue its efforts to effect a sale of those vessels prior to the completion of this merger transaction. Although the Company currently estimates that it will be able to sell these assets at a price at least equal to their recorded net book value, there can be no assurance that the Company will not incur a loss in connection with this sale. In addition, the Company will incur an expense in connection with the merger as a result of the acceleration of vesting of certain stock options and restricted stock grants immediately prior to the merger, which will be based on unvested options and stock prices shortly before the merger.

C)  CONTINGENCIES

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

          The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is continuing to review its rights with respect to termination of the contract. The Falcon 100 commenced a six-month drilling contract from another customer in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. Petrobras, the customer for the Deepwater Expedition, did not cancel its drilling contract and in October 2000, Petrobras demanded late delivery penalties of $10.0 million under the contracts for delay in commencement of operations. The Company believes that it is entitled to an unpaid mobilization fee of approximately $7.0 million from Petrobras, and intends to initiate discussions with Petrobras to resolve this dispute. Based on information presently available, the Company does not expect that the outcome of this mater will have a material adverse effect on its business or financial position.

          In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of September 30, 2000, the Company had approximately $55.6 million remaining of such surplus drilling

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

          In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to
     utilize seven of the Company's land drilling rigs.   However, during the
     first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

          LITIGATION - In August 2000, an action was filed by Raymond Verdin (formerly an employee of R&B Falcon Drilling USA, Inc., a subsidiary of the Company), on behalf of himself and those similarly situated, against R&B Falcon Drilling USA, Inc., Nabors Drilling USA, Inc., Parker Drilling Company, Pride Offshore, Inc., Diamond Offshore (USA) Inc., Noble Drilling Corporation, Global Marine Drilling Company, Marine Drilling International, Inc., Horizon Offshore, Inc., Santa Fe Drilling Company, Santa Fe International Corporation, Cliffs Drilling Company, Transocean Offshore, Inc., Rowan Companies, Ensco Offshore Company, Ensco International Incorporated, Chiles Offshore, L.L.C., Atwood Oceanics, Inc., Diamond Offshore Drilling, Inc., Marine Drilling Companies, Pride International, and R&B Falcon Corporation. The action was filed in the U. S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. By agreement of the parties plaintiff's counsel was allowed to amend the action by substituting a new plaintiff, Thomas Bryant, who has not been previously employed by the Company or any of its subsidiary or affiliated companies and who purports to represent the class relief being sought, and in the amended complaint three new defendants, Parker Drilling Offshore USA, L.L.C., Helmerich & Payne International Drilling Company and Helmerich & Payne, Inc. were added. The Company and its subsidiary believe that they have valid defenses in this matter, intend to defend their interest vigorously with respect to same and do not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the business or financial condition of the Company.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

          In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time Cliffs Drilling and the Company believes adequate reserves have been established in order to avoid any ultimate outcome having a material adverse effect on the Company's consolidated financial position or results of operations.

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

          LETTERS OF CREDIT - On August 31, 2000, the Company entered into a $70.0 million letter of credit facility with three banks. Under this facility, the Company will pay letter of credit fees of 2% per annum on the amount of letters of credit issued under the facility and a commitment fee of 0.5% per annum on the unused portion of the facility. These fees could be lowered to 1.5% per annum and .375% per annum, respectively, if the Company's senior unsecured debt ratings are raised to certain levels by the credit rating agencies. This facility matures in April 2004. Letters of credit totaling $57.7 million had been issued under this facility as of September 30, 2000. This facility contains covenants which require the Company to meet certain ratios and working capital conditions, and is secured by mortgages on five of the Company's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

D)   SEGMENT INFORMATION

     Segment information for the three and nine month periods ended September 30, 2000 and 1999 is as follows (in millions):

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                              ------------------           -------------------
                                                               2000        1999             2000         1999
                                                              ------      ------           ------       ------
     Operating revenues by segment:
       Deepwater                                              $128.6      $ 93.6           $287.4       $270.1
       Shallow water                                            79.3        42.6            183.8        159.1
       Inland water                                             44.5        28.6            108.1         85.5
       Engineering services
          and land operations                                   56.6        51.2            152.0        173.4
       Development                                               (.2)         .1              4.5           .2
       Intersegment eliminations                                (7.1)       (1.9)           (14.7)        (3.8)
                                                              ------      ------           ------       ------
          Total operating revenues                            $301.7      $214.2           $721.1       $684.5
                                                              ======      ======           ======       ======

     Operating income (loss) by segment:
       Deepwater                                              $ 41.1      $  3.9           $ 68.3       $ 70.4
       Shallow water                                            16.6        (7.3)            15.3         (2.8)
       Inland water                                              6.1        11.1               .9         (2.5)
       Engineering services
          and land operations                                    8.9        11.3             20.8         40.5
       Development                                              63.6         (.3)            64.4         (2.6)
       Other and eliminations                                    3.5          .1              3.9           .3
                                                              ------      ------           ------       ------
                                                               139.8        18.8            173.6        103.3
       Unallocated depreciation
          and amortization                                      (1.4)       (1.1)            (4.3)        (2.9)
       Unallocated general
          and administrative                                   (16.3)      (13.9)           (46.0)       (54.8)
                                                              ------      ------           ------       ------
       Operating income                                       $122.1      $  3.8           $123.3       $ 45.6
                                                              ======      ======           ======       ======

          For the three months ended September 30, 2000 and 1999, revenues from PDVSA Exploration and Production of $5.6 million (reported in the engineering services and land operations segment) and $42.0 million ($35.9 million reported in the engineering services and land operations segment and $6.1 million reported in the inland water segment), respectively, accounted for 1.9% and 19.6%, respectively, of the Company's consolidated operating revenues. For the nine months ended September 30, 2000 and 1999, revenues from PDVSA Exploration and Production of $49.7 million ($48.8 million reported in the engineering services and land operations segment and $.9 million reported in the inland water segment) and $131.7 million ($116.8 million reported in the engineering services and land operations segment and $14.9 million reported in the inland water segment), respectively, accounted for 6.9% and 19.2%, respectively, of the Company's consolidated operating revenues.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

          Total assets by segment were as follows (in millions):

                                                  September 30,  December 31,
                                                       2000          1999
                                                     --------      --------

       Deepwater                                     $3,060.0      $2,836.6
       Shallow water                                    819.5         823.0
       Inland water                                     342.2         354.5
       Engineering services and land operations         117.7         162.8
       Development                                       10.2          49.6
       Corporate                                        490.9         695.4
                                                     --------      --------
            Total                                    $4,840.5      $4,921.9
                                                     ========      ========

E)   EARNINGS PER SHARE

          The following table summarizes the basic and diluted per share computations for income (loss) before extraordinary loss and after preferred stock dividends for the three and nine month periods ended September 30, 2000 and 1999 (in millions except per share amounts):

                                                                     Three Months                   Nine Months
                                                                  Ended September 30,            Ended September 30,
                                                                ---------------------           ---------------------
                                                                 2000           1999              2000         1999
                                                                ------         ------           -------       -------
     Numerator:
      Income (loss) before extraordinary loss                   $ 27.3         $(22.4)          $(41.1)       $(33.3)
      Dividends and accretion on preferred stock                 (13.6)         (12.1)           (39.8)        (21.2)
                                                                ------         ------           ------        ------
      Income (loss) before extraordinary loss and after
         preferred stock dividends - basic and diluted          $ 13.7         $(34.5)          $(80.9)       $(54.5)
                                                                ======         ======           ======        ======

     Denominator:
      Weighted average common shares
      outstanding - basic                                        194.2          192.8            193.6         192.6
      Stock options                                                5.9              -                -             -
      Restricted stock                                              .4              -                -             -
      Warrants                                                     6.3              -                -             -
                                                                ------         ------           ------        ------
         Weighted average common shares outstanding
             and assumed conversions - diluted                   206.8          192.8            193.6         192.6
                                                                ======         ======           ======        ======
     Earnings per share:
     Income (loss) before extraordinary loss
      and after preferred stock dividends:
            Basic                                               $  .07         $ (.18)          $ (.42)       $ (.28)
            Diluted                                             $  .07         $ (.18)          $ (.42)       $ (.28)

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

F)   STOCK AWARDS

          During the first nine months of 2000, the Company granted stock options, with respect to the Company's common stock, of approximately 2,934,795 shares to executive officers and certain employees of the Company and approximately 115,000 shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $12.469 to $23.6875 per share (the market price on the date of grants). All such options expire ten years from the date of grant. Also in the first quarter of 2000, restricted stock awards with respect to 137,350 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be expensed ratably over the period during which the shares vest.

G)   SALE OF ASSETS

          In July 2000, the Company's wholly-owned subsidiary R&B Falcon Subsea Development Inc. and its majority-owned subsidiary Reading & Bates Development Co. ("Devco") sold their Gulf of Mexico oil and gas properties to Enterprise Oil for approximately $127.2 million in cash. As a result, the Company recorded a pre-tax gain of approximately $68.0 million in the third quarter of 2000 from this sale, which is reflected as a reduction of the Development costs and expenses in the accompanying consolidated statement of operations. Approximately 13.6% of Devco is owned by minority shareholders, including directors and employees of the Company and Devco. Net proceeds to the Company are impacted accordingly by sales of Devco properties.

          In September 2000, the Company sold its stacked drillships Falcon Duchess and Falcon Ice for an aggregate of $23.0 million. As a result, the Company recognized a gain of $2.5 million in the third quarter of 2000 from this sale.

H)   POTENTIAL SALE OF INVESTMENT IN NAVIS ASA

          In the second quarter of 2000, the Company entered into a definitive agreement to sell its 38.6% ownership interest in Navis ASA ("Navis"), a Norwegian public company, together with an agreement to assign the management contract for the Navis Explorer I, a drillship owned by Navis, for a total price of $83.0 million dollars. The agreement is subject to the Navis Explorer I being accepted by Petrobras in accordance with the terms of a drilling contract between Navis and Petrobras. The Company's agreement with the purchaser will terminate if Petrobras does not accept the drillship under the drilling contract by December 31, 2000. However, the purchaser has the right to waive the Petrobras contract acceptance condition and proceed with the purchase at any time prior to December 31, 2000. Due to the problems with the drillship's blowout preventer (BOP), Petrobras has not yet accepted the drillship under the drilling contract. If efforts to correct those problems are not successful, it will be necessary for Navis to complete substantial modifications to the BOP or to replace it, either of which alternatives may require an estimated additional five to six months. Although the Company believes it is likely that the purchaser will complete the purchase, there can be no assurances that the sale will be completed, the terms on which it may be completed, or when it may be completed. Further, if Navis is required to incur additional expenses related to the BOP problems and the delayed start and possible cancellation of the drilling contract between Navis and Petrobras, Navis will likely have to seek additional funding to meet its obligations. While the Company has no obligation to provide additional liquidity to Navis, it will consider funding alternatives in the fourth quarter. Navis believes that the entire potential repair period (other than the initial 21 day deductible) for the BOP should be covered by business interruption insurance, but their claim has not been accepted by their underwriters at this time. Also as of September 30, 2000, the Company had normal trade receivables from Navis of approximately $8.5 million. The Company has not reserved this amount and expects to be paid by Navis.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

I)   SUBSEQUENT EVENTS

          On October 31, 2000, the Company sold to Goldman, Sachs & Co. 16.3 million shares of its common stock resulting in gross proceeds of approximately $403.4 million in cash (net proceeds of approximately $399.7 million). The net proceeds will be used: 1) to fund all or a portion of the purchase price of shares of the Company's preferred stock tendered pursuant to a tender offer of such preferred stock pursuant to the Company's exercise of its optional redemption right; 2) to redeem up to 105,000 shares of the Company's preferred stock remaining outstanding after the tender offer; and 3) for general corporate purposes.

          On October 27, 2000, the Company commenced a tender offer to purchase for cash any and all of its issued and outstanding shares of preferred stock at a fixed price of $1,300 per share. The offer will expire on November 29, 2000. However, the Company has the right to extend, terminate or amend the offer at any time. Assuming all of the issued and outstanding shares of the preferred are tendered, the cash cost to the Company will be approximately $482.6 million (including estimated expenses of $2.5 million). Such cash requirement will be funded from the proceeds from the common stock offering (see above). Any additional funding requirements will be funded with cash held by the Company's unrestricted subsidiaries. The Company could also incur a charge up to $160.3 million relating to the premium paid and the unamortized discount associated with the preferred shares.

          On November 1, 2000, Devco sold its Israeli oil and gas properties for an aggregate amount of $114.0 million, net of a 30% tax withholding, resulting in net proceeds of $79.8 million. The Company expects to record an after-tax gain of approximately $71.3 million in the fourth quarter of 2000 from the sale of such oil and gas properties.

          The Company conducts turnkey drilling operations through Cliffs Drilling. One of the wells initiated by Cliffs Drilling during the third quarter of 2000 encountered downhole problems, and the Company took a charge against earnings of $.4 million in the third quarter of 2000 relating to this well. Since September 30, 2000, Cliffs Drilling has encountered additional downhole problems with this well, and the Company expects to take a charge, currently estimated at $5.2 million, against earnings in the fourth quarter of 2000 relating to this well.

          On November 7, 2000, while the semisubmersible drilling unit Jack Bates was engaged in retrieval of the blowout prevention stack (BOP) at the conclusion of normal drilling operations on a well in the UK sector of the North Sea, the BOP and 23 joints of riser on board the drilling unit fell to the seabed as the result of an apparent equipment failure. There were no personal injuries. The Company is now reviewing the feasibility of retrieval and repair of the BOP. In the event that the BOP cannot be recovered, a new BOP would need to be acquired, which would take at least six months. The Company believes that the loss is adequately covered by insurance and that the occurrence will not have a material adverse effect on the Company's business or financial condition.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2000, the related consolidated statement of operations for the three and nine month periods ended September 30, 2000 and 1999 and the related consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Arthur Andersen LLP

Houston, Texas
October 25, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Business Combination
--------------------

     On August 19, 2000, the Company entered into an agreement and plan of merger with Transocean Sedco Forex Inc. in an all stock transaction. Under the terms of the definitive agreement, unanimously approved by the board of directors of both companies, common stockholders of R&B Falcon Corporation will receive a fixed ratio of 0.5 shares of newly issued Transocean Sedco Forex Inc. ordinary shares for each R&B Falcon Corporation share. Closing of the transaction is expected to occur by the end of the first quarter of 2001, subject to the approval of stockholders from both companies, certain regulatory approvals, the sale of all vessels involved in the coastwise trade before the effective time of the merger, and other closing conditions. In regards to the sale of the Company's vessels involved in coastwise trade, the Company has solicited indications of interest from a number of prospective buyers of its crew boats, towing vessels and barges pursuant to this requirement of the merger agreement and intends to continue its efforts to effect a sale of those vessels prior to the completion of this merger transaction. Although the Company currently estimates that it will be able to sell these assets at a price at least equal to their recorded net book value, there can be no assurance that the Company will not incur a loss in connection with this sale. In addition, the Company will incur an expense in connection with the merger as a result of the acceleration of vesting of certain stock options and restricted stock grants immediately prior to the merger, which will be based on unvested options and stock prices shortly before the merger.

Industry Conditions
-------------------

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

Results of Operations
---------------------

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
                    TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's net loss for the nine months ended September 30, 2000 was $41.1 million ($.42 loss per diluted share after preferred stock dividends and accretion of $39.8 million) compared with a net loss of $35.0 million ($.29 per diluted share after preferred stock dividends and accretion of $21.2 million) for the same period of 1999. Included in the 1999 results was a $1.7 million extraordinary loss due to the extinguishment of debt obligations.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues increased for the nine months ended September 30, 2000 compared to the same period in 1999 due to an increase in the deepwater segment primarily as a result of the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Navigator, Deepwater Nautilus and

Falcon 100, an increase in the shallow and inland water segments due to increased utilization and dayrates for the domestic jack-up and barge fleets, an increase in the development segment due to revenues from the Company's domestic oil and gas interest in Gyrfalcon, offset by a decrease in the engineering services segment resulting from a decrease in the number of international turnkey wells completed in the period. For the nine months ended September 30, 2000 and 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $49.7 million and $131.7 million, respectively, accounted for 6.9% and 19.2%, respectively, of the Company's total operating revenues. See "Other" below.

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

     The decrease in operating expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the development segment which recorded a $68.0 million gain on the sale of its Gulf of Mexico oil and gas properties in the third quarter of 2000, offset by the following increases: 1) The deepwater segment increased due to the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Navigator, Deepwater Nautilus and Falcon 100, and included in the third quarter of 2000 is a $2.5 million gain on the sale of the Falcon Ice and Falcon Duchess, 2) the inland water segment increased due to higher utilization of the domestic barges offset by the 1999 recognition of a $16.1 million gain on the total loss of a drilling barge as a result of a blowout and fire and a $2.4 million expense relating to a reserve for a potentially uncollectable receivable, and 3) the shallow water segment increased due to higher utilization of the domestic jack-up fleet offset by lower utilization of the international jack-up fleet and the 1999 recognition of an $8.3 million gain on the W. D. Kent derrick equipment casualty.

     Cancellation of conversion projects expense of $31.7 million for the nine months ended September 30, 1999 was the result of the 1998 termination of four drillship conversion projects that were in the preliminary phases. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write-down of surplus equipment and the vessels that were purchased for conversion. Such projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates.

     Depreciation and amortization expense increased for the nine months ended September 30, 2000 as compared to the same period in 1999. Such increase is primarily due to the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Nautilus and the Falcon 100.

     General & administrative expense decreased for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to $8.1 million of executive termination and employee incentive compensation expense incurred in 1999 and cost savings associated with the consolidation in July 1999 of the Cliffs Drilling corporate office with the R&B Falcon corporate office.

     Interest expense increased for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to the issuance of $1.0 billion of senior notes in March 1999, the completion of a $250.0 million project financing in August 1999 and a decrease in capitalized interest due to new build and significant upgrade projects approaching completion.

     Interest income decreased for the nine months ended September 30, 2000 as compared to the same period in 1999 due to decreased cash and short-term investment balances during the period.

     Loss from equity investees plus related revenues and expenses increased for the nine months ended September 30, 2000 as compared to the same period in 1999 due to increased losses associated with the Deepwater Frontier resulting from downtime and greater than expected operating expenses. In addition, in the third quarter of 2000, the Company recorded a $7.3 million loss provision associated with the Company's impaired drilling contract for the Deepwater Frontier. Such impairment is due to the contract's expected operating costs exceeding its revenues.

     Income tax benefit decreased for the nine months ended September 30, 2000 as compared to the same period in 1999, primarily due to: 1) the tax provision recorded for the gain on the sale of oil and gas properties and 2) the Company recording an income tax benefit for the nine months ended September 30, 2000 at an effective tax rate of 23% compared to full statutory rates for the nine months ended September 30, 1999 primarily due to revised foreign tax estimates and revised tax basis assets.

     Minority interest relates primarily to the results of Arcade Drilling and Reading & Bates Development Co. ("Devco"), both majority-owned subsidiaries of the Company. Devco reported increased earnings in the nine months ended September 30, 2000 as compared to the same period in 1999 as a result of the gain it recognized in the third quarter of 2000 on the sale of its Gulf of Mexico oil and gas properties. Arcade Drilling reported lower income in the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to lower dayrates and higher operating costs on the Henry Goodrich and a slightly higher effective income tax rate.

     Extraordinary loss for the nine months ended September 30, 1999 of $1.7 million, after a tax benefit of $.9 million was due to the extinguishment of debt obligations in connection with the issuance of new debt obligations. See Note A of Notes to Interim Consolidated Financial Statements.

     Dividends and accretion on preferred stock increased for the nine months ended September 30, 2000 as compared to the same period in 1999 as a result of the Company issuing the 13.875% Senior Cumulative Redeemable Preferred Stock in April 1999 and the issuance of additional shares of preferred stock in lieu of cash for the quarterly dividend payments.



                THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
                   TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's net income for the three months ended September 30, 2000 was $27.3 million ($.07 income per diluted share after preferred stock dividends and accretion of $13.6 million) compared with a net loss of $22.4 million ($.18 per diluted share after preferred stock dividends and accretion of $12.1 million) for the same period of 1999.

     Operating revenues are primarily a function of dayrates and utilization. Operating revenues increased for the three months ended September 30, 2000 compared to the same period in 1999 due to an increase in the deepwater segment as a result of the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Navigator and Deepwater Nautilus, an increase in the shallow water segment due to increased utilization and dayrates for the domestic jack-up fleet, an increase in the inland water segment due to increased utilization and dayrates for the domestic barges and an increase in the engineering services segment resulting from an increase in the number of domestic turnkey wells completed in the period. For the three months ended September 30, 2000 and 1999, revenues from one customer in Venezuela (PDVSA Exploration and Production) of $5.6 million and $42.0 million, respectively, accounted for 1.9% and 19.6%, respectively, of the Company's total operating revenues. See "Other" below.

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

     The decrease in operating expenses for the three months ended September 30, 2000 as compared to the same period in 1999 is due to the development segment which recorded a $68.0 million gain on the sale of its Gulf of Mexico oil and gas properties in the third quarter of 2000, offset by the following increases:
1) the deepwater segment increased due to the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Navigator and Deepwater Nautilus, and included in the third quarter of 2000 is a $2.5 million gain on the sale of the Falcon Ice and Falcon Duchess, 2) the shallow water segment increased due to higher utilization and dayrates for the domestic jack-up fleet, 3) the inland water segment increased due to higher utilization of the domestic barges offset by the 1999 recognition of a $16.1 million gain on the total loss of a drilling barge as a result of a blowout and fire, and 4) the engineering services segment increased due to an increase in the number of domestic turnkey wells completed in the period.

     Cancellation of conversion projects expense of $31.7 million for the three months ended September 30, 1999 is the result of the 1998 termination of four drillship conversion projects that were in the preliminary phases. Such expense includes shipyard costs (for services performed and in settlement of contract cancellation), Company personnel and contractor costs, engineering costs, capitalized interest, and write-down of surplus equipment and the vessels that were purchased for conversion. Such projects were cancelled due to continuing uncertainty as to the final cost and expected delivery dates.

     Depreciation and amortization expense increased for the three months ended September 30, 2000 as compared to the same period in 1999. Such increase is primarily due to the activation of the Deepwater Millennium, Deepwater Expedition, Deepwater Nautilus and Deepwater Navigator.

     General & administrative expense increased for the three months ended September 30, 2000 as compared to the same period in 1999 primarily due to higher employee costs and expenses associated with the pending merger with Transocean Sedco Forex Inc.

     Interest expense increased for the three months ended September 30, 2000 as compared to the same period in 1999 primarily due to the completion of a $250.0 million project financing in August 1999 and a decrease in capitalized interest due to new build and significant upgrade projects approaching completion.

     Interest income decreased for the three months ended September 30, 2000 as compared to the same period in 1999 due to decreased cash and short-term investment balances during the period.

     Loss from equity investees plus related revenues and expenses increased for the three months ended September 30, 2000 as compared to the same period in 1999 due to increased losses associated with the Deepwater Frontier due to downtime and greater than expected operating expenses. In addition, in the third quarter of 2000, the Company recorded a $7.3 million loss provision associated with the Company's impaired drilling contract for the Deepwater Frontier. Such impairment is due to the contract's expected operating costs exceeding its revenues.

     Income tax expense increased for the three months ended September 30, 2000 as compared to the same period in 1999, as a result of pretax earnings for the three months ended September 30, 2000, primarily due to the gain on the sale of oil and gas properties, as compared to pretax losses in the same period in 1999.

     Minority interest relates primarily to the results of Arcade Drilling and Devco, both majority-owned subsidiaries of the Company. Devco reported increased earnings in the three months ended September 30, 2000 as compared to the same period in 1999 as a result of the gain it recognized in the third quarter of 2000 on the sale of its Gulf of Mexico oil and gas properties. Arcade Drilling reported lower income in the three months ended September 30, 2000 as compared to the same period in 1999 primarily due to lower dayrates and higher operating costs on the Henry Goodrich.

     Dividends and accretion on preferred stock increased for the three months ended September 30, 2000 as compared to the same period in 1999 as a result of the issuance of additional shares of preferred stock in lieu of cash for the quarterly dividend payments.

Liquidity and Capital Resources
-------------------------------

     Cash Flows

     Net cash used in operating activities was $78.4 million for the nine months ended September 30, 2000 compared to net cash provided by operating activities of $120.4 million for the same period in 1999. The change in cash flows from operating activities is primarily due to the changes in the components of working capital.

     Net cash provided by investing activities was $85.2 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $880.3 million for the same period in 1999. The change in cash flows from investing activities in 2000 is due to the following: 1) a decrease in capital expenditures, primarily related to the completion of several of the Company's significant capital projects, 2) a decrease in investments made in joint venture projects, primarily due to advances made in 1999 to the limited liability company that operates the Deepwater Frontier, 3) a reduction of cash dedicated to capital projects which was used for capital expenditures and interest payments (see Note A of Notes to Interim Consolidated Financial Statements), 4) the sale of short-term investments and 5) proceeds from the disposition of oil and gas properties and the Falcon Duchess and Falcon Ice.

     Net cash used in financing activities was $3.3 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $1,228.3 million for the same period in 1999. The change in cash flows from financing activities is primarily due to a $300.0 million preferred stock offering in April 1999 and the 1999 financing activity associated with a $1.0 billion debt offering and repayment of debt obligations with proceeds from such debt offering.

     Capital Expenditure Commitments

     The Company has numerous projects substantially completed or under way involving the construction or upgrade of drilling units. The following is a list of such projects:

                                            Water Depth        Estimated       Contract                      Expenditures
                                             Capability         Delivery         Term        Estimated         Through
                                               (feet)             Date          (years)        Cost       September 30, 2000
                                               ------             ----         ---------     ---------    ------------------
Drillships:                                                                                         (in millions)
 DEEPWATER PATHFINDER (1)                      10,000           Delivered          5         $  277.0          $  277.0
 DEEPWATER FRONTIER (2)                        10,000           Delivered        2.5            271.0             268.2
 DEEPWATER MILLENNIUM (3)                      10,000           Delivered          4            275.0             274.3
 DEEPWATER DISCOVERY                           10,000           Delivered          3            315.0             303.1
 DEEPWATER EXPEDITION                          10,000           Delivered          6            230.0             226.8
 DEEPWATER NAVIGATOR (4)                        7,200           Delivered          3            335.0             329.7
Semisubmersibles:
 FALCON 100 (5)                                 2,400           Delivered         .5            125.5             125.5
 DEEPWATER NAUTILUS                             8,000           Delivered          5            350.0             346.5
 DEEPWATER HORIZON                             10,000       1st quarter 2001       3            365.0             188.9
                                                                                             --------          --------
                                                                                             $2,543.5          $2,340.0
                                                                                             ========          ========


----------------------------------------
(1) The Company owns a 50% interest in the limited liability company that operates this drillship.
(2) The Company owns a 60% interest in the limited liability company that operates this drillship. Under the drilling contract for this drillship, the Company and Conoco have each committed to use this drillship for two and one half of the first five years after delivery. During 1999, both Conoco and the Company used the drillship to drill a well and in October 1999, under the Company's direction, the drillship commenced a two-year drilling contract offshore Brazil with Petrobras.
(3) In October 1999, the drillship commenced a three-year drilling contract with Statoil, then the Company will alternate use of the drillship with Statoil every six months for the next two years.
(4) On April 15, 1999, BP Amoco cancelled the drilling contract for the Deepwater Navigator in accordance with the contract's terms because the drillship had not been delivered on time. However, the Deepwater Navigator commenced a three-year drilling contract offshore Brazil for Petrobras in July 2000.
(5) In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. However, the Falcon 100 commenced a six-month drilling contract in the Gulf of Mexico for Chevron in the third quarter of 2000.

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

     Liquidity

     The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $110.0 million. As of September 30, 2000, the Company had $353.6 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, in the fourth quarter of 2000, the Company sold its Israeli oil and gas properties resulting in net proceeds of approximately $79.8 million (see Note I of Notes to Interim Consolidated Financial Statements) and it may be able to complete the sale of its 38.6% ownership interest in Navis ASA for approximately $83.0 million (see Note H of Notes to Interim Consolidated Financial Statements). The Company no longer expects to sell the Seillean and Iolair.

     The Company has limited ability under its indenture covenants to incur additional recourse indebtedness. However, the Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations. See "Other" below.

Other
-----

     In April 1998, Cliffs Drilling Company ("Cliffs Drilling") entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

     In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of September 30, 2000, the Company had approximately $55.6 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

     On October 5, 2000, Mr. Purnendu Chatterjee, a director of R&B Falcon since December 1997, resigned from the board of directors.

     On October 31, 2000, the Company sold to Goldman, Sachs & Co. 16.3 million shares of its common stock resulting in gross proceeds of approximately $403.4 million in cash (net proceeds of approximately $399.7 million). The net proceeds will be used: 1) to fund all or a portion of the purchase price of shares of the Company's preferred stock tendered pursuant to a tender offer of such preferred stock pursuant to the Company's exercise of its optional redemption right; 2) to redeem up to 105,000 shares of the Company's preferred stock remaining outstanding after the tender offer; and 3) for general corporate purposes.

     On October 27, 2000, the Company commenced a tender offer to purchase for cash any and all of its issued and outstanding shares of preferred stock at a fixed price of $1,300 per share. The offer will expire on November 29, 2000. However, the Company has the right to extend, terminate or amend the offer at any time. Assuming all of the issued and outstanding shares of the preferred are tendered, the cash cost to the Company will be approximately $482.6 million (including estimated expenses of $2.5 million). Such cash requirement will be funded from the proceeds from the common stock offering (see above). Any additional funding requirements will be funded with cash held by the Company's unrestricted subsidiaries. The Company could also incur a charge up to $160.3 million relating to the premium paid and the unamortized discount associated with the preferred shares.

     In October 2000, Petrobras, the customer for the Deepwater Frontier, demanded late delivery penalties of $10.0 million under the contracts for delay in commencement of operations. The Company believes that it is entitled to an unpaid mobilization fee of approximately $7.0 million from Petrobras, and intends to initiate discussions with Petrobras to resolve this dispute. Based on information presently available, the Company does not expect that the outcome of this mater will have a material adverse effect on its business or financial position. See Note C of Notes to Interim Consolidated Financial Statements.

     The Company conducts turnkey drilling operations through Cliffs Drilling. One of the wells initiated by Cliffs Drilling during the third quarter of 2000 encountered downhole problems, and the Company took a charge against earnings of $.4 million in the third quarter of 2000 relating to this well. Since September 30, 2000, Cliffs Drilling has encountered additional downhole problems with this well, and the Company expects to take a charge, currently estimated at $5.2 million, against earnings in the fourth quarter of 2000 relating to this well.

     On November 7, 2000, while the semisubmersible drilling unit Jack Bates was engaged in retrieval of the blowout prevention stack (BOP) at the conclusion of normal drilling operations on a well in the UK sector of the North Sea, the BOP and 23 joints of riser on board the drilling unit fell to the seabed as the result of an apparent equipment failure. There were no personal injuries. The Company is now reviewing the feasibility of retrieval and repair of the BOP. In the event that the BOP cannot be recovered, a new BOP would need to be acquired, which would take at least six months. The Company believes that the loss is adequately covered by insurance and that the occurrence will not have a material adverse effect on the Company's business or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of September 30, 2000 (dollars in millions):

                                                                                                         Estimated Fair
                                                                                                            Value at
                                   2000     2001     2002     2003     2004     Thereafter   Total      September 30, 2000
                                  ------   ------   ------   ------   ------    ----------   --------   ------------------
Fixed Rate Debt:
  Amount                          $  8.6   $ 41.3   $ 38.6   $591.6   $ 44.6     $2,219.7   $2,944.4             $3,056.3
  Average interest rate            7.318%   7.621%   7.310%   8.268%   7.310%       9.374%     9.063%

     The Company is exposed to changes in the price of oil and natural gas. The marine contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
--------------------------

     In August 2000, an action was filed by Raymond Verdin (formerly an employee of R&B Falcon Drilling USA, Inc., a subsidiary of the Company), on behalf of himself and those similarly situated, against R&B Falcon Drilling USA, Inc., Nabors Drilling USA, Inc., Parker Drilling Company, Pride Offshore, Inc., Diamond Offshore (USA) Inc., Noble Drilling Corporation, Global Marine Drilling Company, Marine Drilling International, Inc., Horizon Offshore, Inc., Santa Fe Drilling Company, Santa Fe International Corporation, Cliffs Drilling Company, Transocean Offshore, Inc., Rowan Companies, Ensco Offshore Company, Ensco International Incorporated, Chiles Offshore, L.L.C., Atwood Oceanics, Inc., Diamond Offshore Drilling, Inc., Marine Drilling Companies, Pride International, and R&B Falcon Corporation. The action was filed in the U. S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. By agreement of the parties plaintiff's counsel was allowed to amend the action by substituting a new plaintiff, Thomas Bryant, who has not been previously employed by the Company or any of its subsidiary or affiliated companies and who purports to represent the class relief being sought, and in the amended complaint three new defendants, Parker Drilling Offshore USA, L.L.C., Helmerich & Payne International Drilling Company and Helmerich & Payne, Inc. were added. The Company and its subsidiary believe that they have valid defenses in this matter, intend to defend their interest vigorously with respect to same and do not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the business or financial condition of the Company.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time Cliffs Drilling and the Company believes adequate reserves have been established in order to avoid any ultimate outcome having a material adverse effect on the Company's consolidated financial position or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  4     -  Amendment No. 1 dated as of August 19, 2000, to the Rights
           Agreement between R&B Falcon Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2000 and incorporated herein by reference.)

  10.1  -   Agreement and Plan of Merger dated as of August 19, 2000, by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF
            Delaware Inc. and R&B Falcon Corporation. (Filed as Exhibit 2.1 the
            Company's Current Report on Form 8-K filed on August 22, 2000 and incorporated herein by reference.)

  10.2  -   Letter of Credit and Reimbursement Agreement among R&B Falcon
            Corporation, Credit Agricole Indosuez, Credit Lyonnais New York
            Branch, as syndication agent and Christiania Bank og Kreditkasse
            ASA, New York Branch, as administrative agent dated as of August 31, 2000.

  10.3  -   Form of Security Agreement and Assignment of Earnings and Insurances
            dated as of August 31, 2000, made by R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch, as Collateral
            Agent.

  10.4  -   Form of Indenture of First Naval Mortgage (J.W. McLean) between R&B
            Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
            Branch dated August 31, 2000.

  10.5  -   Form of Indenture of First Naval Mortgage (J.T. Angel) between R&B
            Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
            Branch dated August 31, 2000.

  10.6  -   Form of Indenture of First Naval Mortgage (Randolph Yost) between
            R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New
            York Branch dated August 31, 2000.

  10.7  -   Form of Indenture of First Naval Mortgage (D.R. Stewart) between R&B
            Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
            Branch dated August 31, 2000.

  10.8  -   Form of First Preferred Mortgage (George H. Galloway) between R&B
            Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
            Branch dated August 31, 2000.

  15    -   Letter regarding unaudited interim financial information.

  27    -   Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange
            Commission.)

 (b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       R&B FALCON CORPORATION
                                       ----------------------



Date: November 7, 2000                 By /s/ T. W. Nagle
                                         -----------------------------------
                                          T. W. Nagle
                                          Executive Vice President and
                                          Chief Financial Officer