Form 10-K405
period 2000-12-31
R&B FALCON CORP
filed 2001-03-20
CIK 1045361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the fiscal year ended December 31, 2000

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from             to            .

                          Commission File No. 1-13729

                            R&B FALCON CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0544217
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                      4 Greenway Plaza, Houston, TX 77046
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 713-232-7500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

The registrant meets the conditions set forth in Section I(1)(a) and (b) of the General Instructions of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................    7
 Item 3.  Legal Proceedings.............................................    8
 Item 4.  Submission of Matters to a Vote of Security Holders...........   10

                                    PART II

 Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters..........................................   11
 Item 6.  Selected Financial Data.......................................   11
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   12
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   15
 Item 8.  Financial Statements and Supplementary Data...................   16
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   54

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   54
 Item 11. Executive Compensation........................................   54
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   54
 Item 13. Certain Relationships and Related Transactions................   54

                                    PART IV

 Item 14. Exhibits, Financial Statements and Reports on Form 8-K........   54

Signatures..............................................................   64

                          FORWARD-LOOKING INFORMATION

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving expected capital expenditures, results and effects of legal proceedings, timing of completion of turnkey commitments, timing of the sale of the land and barge drilling business in Venezuela, potential refinancing of indebtedness, the timing and cost of completion of capital projects and timing of delivery of drilling units. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, delays or termination of drilling contracts due to a number of events, cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.


                                     PART I

Item 1. Business

   The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I (2)(d) of Form 10-K.

                                  THE COMPANY

   R&B Falcon Corporation ("R&B Falcon"), a Delaware corporation, was incorporated in July 1997. Prior to December 31, 1997, R&B Falcon did not own any material assets or conduct any business. Effective December 31, 1997, pursuant to an Agreement and Plan of Merger dated July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), currently R&B Falcon Holdings, Inc., a Delaware corporation incorporated in 1991, and Reading & Bates Corporation ("R&B"), currently R&B Falcon (International and Deepwater) Inc., a Delaware corporation incorporated in 1955, became wholly owned subsidiaries of R&B Falcon (the "RBF Merger"). Effective December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"), a Delaware corporation incorporated in 1988. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by R&B Falcon and its subsidiaries.

   On August 19, 2000, the Company, entered into an Agreement and Plan of Merger with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5
ordinary shares of Transocean (the "TSF Merger").   The common stock
shareholders of the Company approved the TSF Merger on December 12, 2000 at a special meeting. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million ordinary shares of Transocean. As of December 31, 2000, the Company had incurred $6.1 million of expenses in association with the TSF Merger consisting primarily of legal and accounting fees. The TSF Merger was accounted for as a purchase with Transocean as the acquiror for accounting purposes. The purchase price will be "pushed down" to the consolidated financial statements of the Company.

   In January 2001, in connection with the TSF Merger, the Company: 1) paid an investment advisory fee of $19.6 million to Morgan Stanley; 2) paid termination benefits of $25.1 million to seven employees in accordance with employment contracts; 3) recorded a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees; and 4) contributed the inland marine support vessel business consisting primarily of the Company's shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25% ownership interest in Delta Towing. The Company recorded a pre-tax charge of approximately $64.0 million as a reserve against the contingent notes in January 2001. The remaining 75% ownership interest is beneficially owned by unrelated third parties.


                               BUSINESS - GENERAL

   The Company's primary business is providing marine contract drilling and ancillary services relating to oil and gas wells on a worldwide basis.

   The Company provides the equipment and personnel for drilling wells and conducting workover operations on wells in marine environments and on land. Drilling operations essentially involve the boring of a hole in the earth's crust with the objective of locating hydrocarbon reservoirs. Workover operations involve efforts to repair damage to, or stimulate production from, an existing well. Drilling operations in general require heavier and more powerful equipment due to the weight of the drillpipe and downhole equipment involved and the potential pressures that may be encountered while drilling. Most of the Company's rigs are capable of providing both drilling and workover services.

   The Company, primarily through its subsidiary Reading & Bates Development Co. ("Devco"), engages in exploration for oil and gas. In March 1998, the Company decided to divest its oil and gas business, and in the Company's financial statements previously filed with the Securities and Exchange Commission for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the business was accounted for as a discontinued operation. However in March 1999, the Company had not been able to divest this business on terms it found acceptable and in accordance with generally accepted accounting principles the Company reclassified its financial statements for the three years ended December 31, 1998, 1997 and 1996 as if this business had not been discontinued. See Notes N, O and R of Notes to Consolidated Financial Statements.

              SIGNIFICANT DEVELOPMENTS DURING 2000 AND EARLY 2001

    . The high-specification semisubmersible Deepwater Nautilus was delivered in February 2000 and commenced its five-year drilling contract in the U.S. Gulf of Mexico with Shell in June 2000.

    . The high-specification drillship Navis Explorer I was delivered in March 2000. This drillship is owned by Navis ASA ("Navis"), a Norwegian public company, in which the Company owned an approximate 38.6% interest. In the second quarter of 2000, the Company entered into a definitive agreement to sell its 38.6% ownership interest in Navis, together with an agreement to assign the management contract for the Navis Explorer I, for a total price of $79.0 million. In November 2000, the sale was completed and as a result, the Company recorded a pre-tax gain of approximately $19.8 million in the fourth quarter of 2000. The assignment of the management contract is expected to take place in the second quarter of 2001.

    . The high-specification drillship Deepwater Navigator was delivered from the shipyard in the first quarter of 2000. The drillship's original drilling contract with a unit of BP for three years (with five one-year extensions) was cancelled on April 15, 1999 by the client in accordance with the contract's terms because the drillship had not been delivered on time. The Company obtained a three-year drilling contract for the Deepwater Navigator offshore Brazil with Petrobras, which commenced in July 2000.

    . The high-specification drillship Deepwater Discovery was delivered in July 2000 and commenced its three-year drilling contract offshore Nigeria with Texaco in December 2000.

    . The high-specification semisubmersible Deepwater Horizon was delivered from the shipyard in February 2001 and is in the testing and commissioning phase. The unit is expected to commence a three-year contract (with five one-year options) with a unit of BP in the U.S. Gulf of Mexico in the third quarter of 2001.

    . In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. The Company continues bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

    . In July 2000, the Company's wholly owned subsidiary R&B Falcon Subsea Development Inc. and its subsidiary Devco (see the subsequent purchase of Devco's minority interest below) sold their U.S. Gulf of Mexico oil and gas properties for an aggregate amount of $127.2 million. As a result, the Company recorded a gain, net of tax and minority interest, of approximately $35.8 million in the third quarter of 2000. At the time of this sale, approximately 13.6% of Devco was owned by minority shareholders, comprised of directors, employees and officers of the Company and Devco, and as a result net proceeds to the Company were reduced.

    . In September 2000, the Company sold its stacked drillships Falcon Duchess and Falcon Ice for an aggregate amount of $23.0 million and as a result, the Company recorded a pre-tax gain of $2.5 million.

    . On October 27, 2000, the Company commenced a tender offer to purchase for cash any and all of the Company's outstanding 13.875% Senior Cumulative Redeemable Preferred Stock at a fixed price of $1,300 per share. The offer expired on November 29, 2000 and all except 36.05 shares out of a total of 369,343.099 shares outstanding were tendered on December 1, 2000. The remaining 36.05 shares were redeemed on December 15, 2000 at a price of $1,156.09 per share. The total cash cost to the Company was approximately $482.5 million (including expenses of approximately $2.4 million). Such cash requirement was funded from the proceeds from a common stock offering (see below) and cash held by unrestricted subsidiaries of the Company. As a result of the tender offer, the Company recorded a charge to net loss applicable to common stockholders for a tender offer premium of $110.8 million and the write-off of unamortized discount and expenses of $49.2 million.

    . On October 31, 2000, the Company sold 16.3 million shares of its common stock resulting in gross proceeds of approximately $403.4 million in cash (net proceeds of approximately $400.2 million). The net proceeds were used to fund a significant portion of the Company's tender offer to purchase its outstanding preferred stock (see above) and for general corporate purposes.

    . In November 2000, Devco sold its Israeli oil and gas properties for an aggregate amount of $114.0 million which, after a 30% tax withholding, resulted in net proceeds of $79.8 million. As a result, the Company recorded a gain, net of tax and minority interest, of approximately $60.5 million in the fourth quarter of 2000. At the time of this sale, approximately 13.6% of Devco was owned by minority shareholders, comprised of directors, employees and officers of the Company and Devco, and as a result net proceeds to the Company were reduced.

    . In January 2001, the Company purchased for $34.7 million the approximate 13.6% minority interest in Devco which was owned by former directors and employees of the Company and directors and employees of Devco. As a result, Devco is now a wholly owned subsidiary of the Company. The purchase price was based on a valuation by a third party advisor. In connection with the purchase, a $.3 million bonus was paid to Richard A. Pattarozzi, a current director of Transocean. See Subsidiary Stock Award in Note J of Notes to Consolidated Financial Statements.

    . The TSF Merger was completed effective January 31, 2001. See Item 1. Business, The Company.

    . Subsequent to the TSF Merger, Transocean's management informed the Company of its intent to sell its land and barge drilling business in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company is in discussions with possible buyers and expects to close the sale in the second quarter of 2001, provided it is able to realize an acceptable purchase price. Management is soliciting offers which include some or all of the assets in Venezuela and is unable to predict the final outcome.

    . The Company conducts turnkey drilling operations through Cliffs Drilling. Two turnkey wells initiated by Cliffs Drilling during the fourth quarter of 2000 encountered downhole problems and the Company took a charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. Subsequent to December 31, 2000, Cliffs Drilling encountered additional downhole problems with these wells and three additional wells, and the Company expects to take a charge, currently estimated at $4.4 million, against earnings in the first quarter of 2001.

    . Subsequent to the TSF Merger, Transocean's management decided that Cliffs Drilling will no longer accept turnkey contracts but will complete turnkey contracts to which it is committed. The Company expects to fulfill all turnkey commitments by the end of the second quarter of 2001.

    . On March 5, 2001, the Company commenced a tender offer for all of its outstanding 11.375 % Senior Secured Notes ("11.375% Notes"). Under the terms of the offer, the Company will purchase outstanding 11.375% Notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the United States Treasury 4 3/4% Note due February 15, 2004, plus accrued interest to the date of payment of such purchase price. The purchase price includes an amount equal to 3% of the principal amount that will be paid only for 11.375% Notes tendered at or prior to a "consent payment deadline", which is expected to be 5:00 P.M., New York City time, on March 22, 2001. In connection with the offer, the Company is also seeking consents to certain proposed amendments to the Indenture under which the 11.375% Notes were issued. The offer will expire at 5:00 P.M., New York City time, on April 9, 2001, unless extended or earlier terminated. Payment for tendered 11.375% Notes will be made in same day funds on the first business day following expiration of the offer, or as soon thereafter as practicable. Concurrently with the launch of the offer, RBF Finance Co. has called the 11% Senior Secured Notes and the Company has called the 12.25% Senior Notes for redemption on April 6, 2001, in each case at the applicable redemption price. As a result, the Company expects to incur an estimated $18.2 million extraordinary loss, net of tax, in the second quarter of 2001 relating to the early extinguishment of this debt. Transocean has agreed to provide the Company with sufficient funds to pay for all securities purchased pursuant to the offer or redeemed in the redemption.

    . The TSF Merger constituted a "change of control" of Cliffs Drilling, as defined in the indenture for the 10.25% Senior Notes. Subsequent to the TSF Merger and pursuant to the indenture, Cliffs Drilling has caused a notice of change of control and offer to purchase to be delivered to the holders. Transocean has agreed to provide the Company with sufficient funds to pay for all securities purchased pursuant to the offer.

ITEM 2. PROPERTIES
                              THE COMPANY'S FLEET

   The following sets forth a brief description of the types and capabilities of the rigs operated by the Company.

   Drillships. Drillships are generally self-propelled and designed to drill in the deepest water in which offshore drilling rigs currently operate. Shaped like conventional ships, they are the most mobile of the major rig types. The Company's drillships are either dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems, or are operated in a moored configuration. Drillships typically have greater load capacity than semisubmersible rigs. This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are typically limited to calmer water conditions than those in which semisubmersibles can operate. High-specification drillships are those that are dynamically positioned and rated for drilling in water depths of at least 7,000 feet and are designed for ultra-deepwater exploration and development drilling programs. As of March 1, 2001, the Company's fleet included eight high-specification drillships (one of which is owned 50% and one of which is owned 60%) and one other drillship located in Brazil, the U.S. Gulf of Mexico and Nigeria.

   Semisubmersible Rigs. Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that a substantial portion of the lower hull is below the water surface during drilling operations. These rigs maintain their position over the well through the use of an anchoring system or computer controlled dynamic positioning thruster system. Some semisubmersible rigs are self-propelled and move between locations under their own power when afloat on the pontoons although most are relocated with the assistance of tugs. Typically, semisubmersibles are better suited for operations in rough water conditions than drillships. High-specification semisubmersibles are those that were built or extensively upgraded since 1984 and have one or more of the following characteristics: larger physical size than other semisubmersibles; rated for drilling in water depths of over 4,000 feet; year-round harsh environment capability; variable deck load capability of greater than 4,000 metric tons; dynamic positioning; and superior motion characteristics. As of March 1, 2001, the Company's fleet included seven high-specification semisubmersibles and three other semisubmersibles in various locations around the world.

   Jackup Rigs. Jackup rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. Once a foundation is established, the drilling platform is then jacked further up the legs so that the platform is above the highest expected waves. These rigs are generally suited for water depths of 300 feet or less. As of March 1, 2001, the Company's fleet included 39 jackup rigs in various locations around the world.

   Barge Drilling Rigs. The Company's barge drilling fleet consists of conventional and posted inland barge rigs. These rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig. The Company's fleet includes 33 inland barge drilling rigs, all of which are located in the U.S.

   Other Rigs. In addition to the drillships, semisubmersibles, jackups and barge drilling rigs, the Company also owns or operates several other types of rigs. These rigs include three mobile offshore production units, which are mobile offshore drilling units that have been converted from drilling operations to a production application, two multi-purpose service vessels, two tenders, three submersible rigs and three platform drilling rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges.

                              OIL & GAS PROPERTIES

   The Company's oil and gas business has been operated primarily through Devco and to a lesser extent, through its wholly owned subsidiaries R&B Falcon Subsea Development Inc. ("Subsea Development"), Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company. The Company sold a substantial portion of its oil and gas portfolio during 2000.

   Domestic Operations. Devco owned a 50% record title interest in East Breaks 642, 643, 688 and 732 ("Boomvang Project") offshore U.S. Gulf of Mexico. The Boomvang Project had been successfully drilled by Devco and its partners, Kerr-McGee Oil & Gas Corporation (30%) and Ocean Energy, Inc. (20%). In 1999, Devco and its partners determined that sufficient proved and probable reserves had been established to warrant the expenditure of funds for planning the fabrication and installation of production facilities for the Boomvang Project. In the first and second quarters of 2000 the Company evaluated its options and elected to attempt to sell its interest on favorable terms. Effective July 1, 2000, Devco sold its interests in the Boomvang Project and all of its other oil and gas properties in the U.S. to Enterprise Oil Gulf of Mexico Inc. ("Enterprise") for approximately $117.2 million in cash.

   Subsea Development owned a 100% working interest in the producing gas property "Gyrfalcon" located at Green Canyon 20. Effective July 1, 2000, Subsea Development sold its interest in Gyrfalcon to Enterprise for $10.0 million in cash.

   International Operations. RB Mediterranean Ltd., a wholly owned subsidiary of Devco, owned a 15% working interest in a lease, nine licenses and two permits in deepwater offshore Israel ("Israel Project"). Devco participated in the drilling and discovery of significant gas reserves on these properties in 1999 and 2000. After evaluating its options, Devco elected to sell its interest in the Israel Project to the parent of its Israeli partner, Delek Drilling Limited Partnership ("Delek"). The Israel Project was sold to Delek effective September 1, 2000 for $114.0 million in cash, however, RB Mediterranean retained a 0.7% of 8/8ths overriding royalty on new discoveries outside of the area of the proven reserves.

   In 1998, Devco completed a transaction with Vanco Energy Company ("Vanco") and its subsidiary companies to acquire a working interest in the Anton Marin and Astrid Marin Exploration and Production Sharing Contracts covering 2,831,392
acres in deepwater offshore Gabon, West Africa ("Gabon Project").   Vanco and
Devco jointly presented the Gabon Project to selected major oil companies in an effort to sell down their interests. The negotiation process culminated in the signing of a Participation Agreement on November 2, 1998. Subsidiaries of Total S.A. (28%), as Operator, Unocal Corporation (25%), Kerr-McGee Corporation (14%), as farminees, joined Vanco Energy Company (22%) and Devco (11%), as farminors, to form the Vanco Gabon Group. The Gabon Project farminees carried the full cost of shooting a 4,400 square kilometer 3-D seismic program in 1999. Processing of the seismic commenced in the last quarter of 1999 and interpretation continued through 2000. An integrated project team staffed by representatives from each of the farminees has been opened in Paris, France and an operations office has been opened in Libreville, Gabon. Locations for the initial wells have been selected. It is anticipated that the exploration drilling program in which the Company is fully carried for a minimum of four wells will commence in the first quarter of 2001. The Company intends to evaluate the results of the initial drilling program after which a decision will be made regarding monetization.

                                Other Properties

   Real Property. The Company owns and leases real property in connection with the conduct of its business. The Company owns (i) an office and yard facility in Broussard, Louisiana; (ii) an office and yard facility in Houma, Louisiana;
(iii) an office building in New Iberia, Louisiana; (iv) an office and yard facility in Macae, Brazil; (v) an office and yard facility in Maturin, Venezuela and (vi) an office and yard facility and a two story, 86,000 square foot office building in Houston, Texas. In addition, the Company leases other office space in Houston, Texas and facilities in most of the countries where it conducts operations.

ITEM 3.  LEGAL PROCEEDINGS

   In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal,

Inc. (the former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

   In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company does not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company has filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination. Mobil in turn has counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitration proceedings are continuing and a preliminary hearing is currently scheduled for April 2001. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

   The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al., in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5.0 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations.

   A subsidiary of the Company, R&B Falcon Drilling Company, is a defendant in a Texas state court in a suit brought by Hahn & Clay, Inc. alleging that R&B Falcon Drilling breached an oral agreement and committed fraud in connection therewith. The matter went to trial in January 2001 and the jury returned a verdict against the Company in the amount of approximately $1.1 million. In addition, punitive damages in the amount of approximately $1.9 million were awarded. The plaintiff further seeks attorneys' fees and interest. The Company intends to appeal this judgement and does not expect the liability, if any, resulting from this matter to have a material adverse effect on its consolidated financial position or results of operations.

   A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleges that the Company failed to return one of the rigs in the agreed upon condition and seeks continued bareboat charter fees, unspecified costs for repairs and attorneys' fees. The Company disputes the allegation that charter fees have continued to accrue and disputes the nature and extent of any needed repairs. The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its consolidated financial position or results of operations.

   The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is continuing to review its rights with respect to termination of the contract. The Falcon 100 commenced a six-month drilling contract from another customer in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. Petrobras, the customer for the Deepwater Expedition, did not cancel its drilling contract and in October 2000, Petrobras demanded late delivery penalties of $10.0 million under the contract for delay in commencement of operations. The Company believes that it is entitled to an unpaid mobilization fee of approximately $7.0 million from Petrobras, and intends to initiate discussions with Petrobras to resolve this dispute. Based on information presently available, the Company does not expect that the outcome of this mater will have a material adverse effect on its consolidated financial position or results of operations.

   The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its consolidated financial position or results of operations.

   The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company's belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On December 12, 2000, the Company held a special meeting of common stockholders. At such special meeting, the Company submitted to a vote of its common stockholders two proposals: 1) to approve the proposed merger with Transocean and 2) to amend the Company's certificate of incorporation to grant holders of the Company's outstanding preferred shares voting rights in the election of directors. Both proposals were approved by the shareholders with the following results: 1) the proposal to approve the Company's merger with Transocean, with 138,771,061 votes for the proposal, 1,423,427 votes against the proposal, 192,398 abstentions and 1 broker non-vote, and 2) the proposal to approve the amendment of the Company's certificate of incorporation, with 136,960,346 votes for the proposal, 2,883,956 votes against the proposal, 542,483 abstentions and 102 broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   The common stock of R&B Falcon was traded on the New York Stock Exchange ("NYSE") under the symbol "FLC." The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of R&B Falcon common stock as reported by the NYSE Composite Tape for the periods indicated. R&B Falcon did not declare any dividends on its common stock for the periods indicated. As a result of the TSF Merger, the last trading day of R&B Falcon was January 31, 2001, and the closing price was $22.40. Transocean now owns all of the outstanding common stock of the Company, and the Company's common stock is no longer publicly traded.


                                     2000               1999
                              -----------------   -----------------
                               High       Low      High       Low
                              -------   -------   -------   -------
          First Quarter       $20.938   $11.688   $ 9.250   $ 5.188
          Second Quarter       25.500    16.813    11.750     6.625
          Third Quarter        30.938    18.313    16.063     8.938
          Fourth Quarter       31.000    16.063    15.000    10.688


ITEM 6.  SELECTED FINANCIAL DATA

   Under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K, the information otherwise required by this item has been omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I(2)(a) of Form 10-K.

                             Business Combinations

   On July 10, 1997, Falcon Drilling Company, Inc. ("Falcon"), renamed as R&B Falcon Holdings, Inc., and Reading & Bates Corporation ("R&B"), renamed as R&B Falcon (International and Deepwater) Inc., announced that they had agreed to combine their companies under a new company -- R&B Falcon Corporation (together with its subsidiaries unless the context requires otherwise, the "Company") (the "RBF Merger"). On December 23, 1997, the RBF Merger was approved by both companies' shareholders and on December 31, 1997, the RBF Merger was consummated. Each outstanding share of common stock of Falcon was converted into one share of common stock of the Company and each outstanding share of common stock of R&B was converted into 1.18 shares of common stock of the Company. The RBF Merger was accounted for as a pooling of interests.

   On December 1, 1998, the Company acquired all of the outstanding stock of Cliffs Drilling Company ("Cliffs Drilling"). Cliffs Drilling was a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. At the time of the acquisition, Cliffs Drilling's fleet consisted of 16 jackup rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of the Company's common stock. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $89.8 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. The consolidated financial statements include Cliffs Drilling since December 1, 1998.

   On August 19, 2000, the Company, entered into an Agreement and Plan of Merger with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5
ordinary shares of Transocean (the "TSF Merger").   The common stock
shareholders of the Company approved the TSF Merger on December 12, 2000 at a special meeting. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million ordinary shares of Transocean. As of December 31, 2000, the Company had incurred $6.1 million of expenses in association with the TSF Merger consisting primarily of legal and accounting fees. The TSF Merger was accounted for as a purchase with Transocean as the acquiror for accounting purposes. The purchase price will be "pushed down" to the consolidated financial statements of the Company.

   In January 2001, in connection with the TSF Merger, the Company: 1) paid an investment advisory fee of $19.6 million to Morgan Stanley; 2) paid termination benefits of $25.1 million to seven employees in accordance with employment contracts; 3) recorded a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees; and 4) contributed the inland marine support vessel business consisting primarily of the Company's shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25% ownership interest in Delta Towing. The Company recorded a pre-tax charge of approximately $64.0 million as a reserve against the contingent notes in January 2001. The remaining 75% ownership interest is beneficially owned by unrelated third parties.

                             RESULTS OF OPERATIONS

   The Company reported a net loss for 2000 of $58.0 million ($1.35 per diluted share after preferred stock dividends, accretion and tender offer premium of $206.8 million) compared to a net loss of $69.5 million ($.54 per diluted share after preferred stock dividends and accretion of $33.7 million) for 1999. The 2000 results included a $176.0 million gain on the sale of the Company's U.S. Gulf of Mexico and Israeli oil and gas properties reported in the development operating expenses. Deepwater operating expenses for 2000 included a $22.1 million write-down of four supply boats in Africa.

   Operating Revenues

   Operating revenues are primarily a function of dayrates and utilization. Operating revenues increased $126.4 million in total from 1999 to 2000. The deepwater fleet revenues increased $57.8 million as a result of the activation of the Deepwater Millennium and Deepwater Expedition in the fourth quarter of 1999 and the Deepwater Nautilus in the second quarter of 2000, partially offset by lower utilization of the J.W. McLean and lower average dayrates on the Paul
B. Loyd, Jr., M.G. Hulme, Jr. and the Henry Goodrich. Revenues from the shallow and inland water fleets increased $69.8 million and $22.7 million, respectively, primarily due to higher utilization and dayrates for the domestic jackups and barges. Revenues from engineering services and land operations decreased $27.5 million with a reduced number of international turnkey wells completed as a result of the cancellation of the multi-well turnkey contract with PDVSA Exploration and Production in the first quarter of 2000, partially offset by an increase in the number of domestic turnkey wells completed.

   Operating Expenses

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

   Operating expenses increased $94.2 million fleetwide in 2000 compared to 1999 excluding the $176.0 million gain on the sale of certain oil and gas properties and a $22.1 million write-down of four supply boats. This increase was primarily due to the activation of the Deepwater Millennium and Deepwater Expedition in the fourth quarter of 1999 and the Deepwater Nautilus in the second quarter of 2000 and higher utilization of the remaining fleet partially offset by a $2.5 million gain on the sale of the Falcon Ice and Falcon Duchess. Engineering services and land operations included losses of $13.5 million relating primarily to three domestic turnkey wells. In 1999, inland water included a gain of $16.1 million from insurance recoveries relating to the total loss of a drilling barge and shallow water included an $8.3 million gain due to the insurance settlement for the loss of the W.D. Kent's derrick equipment.

   Cancellation of Conversion Projects

   Following a third party evaluation, 2000 results included a $13.8 million charge compared to a charge in 1999 of $34.7 million from the write-down of surplus equipment arising from the cancellation of four drillship conversion projects in 1998.

   Depreciation and Amortization

   The $31.9 million increase in depreciation and amortization expense in 2000 from 1999 was attributable to the activation of the Deepwater Millennium, Deepwater Expedition and the Falcon 100 in the latter part of 1999 and the Deepwater Nautilus and Deepwater Navigator in 2000.

   General and Administrative Expenses

   General and administrative expenses decreased $8.4 million in 2000 compared to 1999 primarily due to $6.6 million of executive termination expense and $1.5 million of employee incentive compensation expense incurred in 1999. See Notes J and P of Notes to Consolidated Financial Statements.

   Merger Expenses

   Included in 2000 results were $6.1 million of expenses related to the TSF Merger.

   Interest Expense

   The $53.2 million increase in interest expense in 2000 as compared to 1999 was a direct result of the issuance of $1.0 billion of senior notes in March 1999 and a $250.0 million project financing in August 1999. Also, there was an $18.9 million decrease in capitalized interest following the completion of most of the significant upgrade and new build projects.

   Income (loss) from equity investees plus related revenues and expenses

   The Company recognized a loss from equity investees plus related revenue and expenses of $11.5 million in 2000 compared to income from equity investees of $3.5 million in 1999. The loss in 2000 consisted of a $30.4 million loss primarily due to provisions associated with an impaired drilling contract for the Deepwater Frontier, offset by $5.1 million of income from the Deepwater Pathfinder and $15.7 million of income primarily from the gain on the sale of the Company's investment in Navis ASA in November 2000. See Note C of Notes to Consolidated Financial Statements.

   Income Tax Expense (Benefit)

   The $80.4 million increase in income tax expense in 2000 as compared to 1999 was due to the increase in income and in valuation allowances attributable to foreign tax credits.

   Minority Interest

   Minority interest increased $16.4 million primarily due to an increase in Reading & Bates Development Co.'s ("Devco") net income offset by a decrease in Arcade Drilling's net income. Arcade Drilling reported net income in 2000 and 1999 of $20.8 million and $46.9 million, respectively, and Devco reported net income of $166.2 million in 2000 and a net loss of $5.8 million in 1999. The decrease in Arcade Drilling's net income was primarily due to lower dayrates on the Henry Goodrich in 2000. The increase in Devco's net income was due to the gain on the sale of its U.S. Gulf of Mexico and Israeli oil and gas properties (see Note O of Notes to Consolidated Financial Statements).

   Extraordinary Loss

   Included in 1999 results was an extraordinary loss of $1.7 million on the extinguishment of certain debt obligations.

   Preferred Stock Dividends, Accretion and Tender Offer Premium

   In December 2000, the Company acquired all of the Company's outstanding 13.875% Senior Cumulative Redeemable Preferred Stock at prices of $1,300 per share (369,307.049 shares) and $1,156.09 per share (36.05 shares) and as a result the Company recorded a charge to net loss applicable to common stockholders for a tender offer premium of $110.8 million and the write-off of unamortized discount and expenses of $49.2 million.

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

   The Company is exposed to changes in interest rates with respect to its debt obligations. The following table sets forth the average interest rate for the scheduled maturity of the Company's debt obligations as of December 31, 2000 (dollars in millions):

                                                                                                        ESTIMATED
                                                                                                        FAIR VALUE
                                                                                                            AT
                                                                                                       DECEMBER 31,
                            2001      2002      2003      2004      2005    THEREAFTER     TOTAL          2000
                           ------    ------    ------    ------    ------   ----------    --------    -------------
Fixed Rate Debt:
  Amount                   $ 41.4    $ 38.6    $591.6    $ 44.6    $419.6    $1,800.0     $2,935.8       $3,032.5
  Average interest rate     7.620%    7.310%    8.268%    7.310%    7.093%      9.906%       9.068%

   The Company is exposed to changes in the price of oil and natural gas. The marine contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of R&B Falcon Corporation

   We have audited the accompanying consolidated balance sheets of R&B Falcon Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B Falcon Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
February 23, 2001

                             R&B FALCON CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999
                       (in millions except share amounts)

                                                              2000      1999
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents, gross.......................... $  377.5  $  415.5
 Less cash dedicated to capital projects...................    (19.5)   (160.4)
                                                            --------  --------
 Cash and cash equivalents, net............................    358.0     255.1
 Short-term investments....................................       --     301.5
 Accounts receivable:
   Trade, net..............................................    248.0     141.3
   Other...................................................     40.3      86.0
 Materials and supplies inventory..........................     64.6      52.6
 Drilling contracts in progress............................     11.8      16.7
 Other current assets......................................     37.2      19.7
                                                            --------  --------
     Total current assets..................................    759.9     872.9
                                                            --------  --------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES....     21.3      82.7
                                                            --------  --------
PROPERTY AND EQUIPMENT:
 Drilling..................................................  4,427.3   4,041.1
 Other.....................................................    200.1     256.1
                                                            --------  --------
     Total property and equipment..........................  4,627.4   4,297.2
 Accumulated depreciation..................................   (829.4)   (662.0)
                                                            --------  --------
     Net property and equipment............................  3,798.0   3,635.2
                                                            --------  --------
GOODWILL, NET OF ACCUMULATED AMORTIZATION..................     85.5      84.8
                                                            --------  --------
DEFERRED CHARGES AND OTHER ASSETS..........................    130.5     248.7
                                                            --------  --------
TOTAL ASSETS............................................... $4,795.2  $4,924.3
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Long-term obligations due within one year................. $   41.4  $   20.1
 Accounts payable--trade...................................     49.0     110.7
 Accrued liabilities.......................................    230.2     215.2
                                                            --------  --------
     Total current liabilities.............................    320.6     346.0
LONG-TERM OBLIGATIONS......................................  2,891.8   2,933.4
OTHER NONCURRENT LIABILITIES...............................     85.4      54.7
DEFERRED INCOME TAXES......................................     40.1      53.2
                                                            --------  --------
     Total liabilities.....................................  3,337.9   3,387.3
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................................     81.8      56.6
                                                            --------  --------
REDEEMABLE PREFERRED STOCK
 322,250.188 shares issued and outstanding at December 31,
 1999......................................................       --     276.0
                                                            --------  --------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 550,000,000 shares
  authorized, 212,049,592 shares and 193,743,778 shares
  issued and outstanding at December 31, 2000 and 1999,
  respectively.............................................      2.1       1.9
 Capital in excess of par value............................  1,458.1   1,113.4
 Retained earnings (deficit)...............................    (80.9)     95.9
 Other.....................................................     (3.8)     (6.8)
                                                            --------  --------
     Total stockholders' equity............................  1,375.5   1,204.4
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $4,795.2  $4,924.3
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             R&B FALCON CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)

                                                      Years Ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
OPERATING REVENUES:
 Deepwater.......................................... $ 418.2  $ 360.4  $ 392.5
 Shallow water......................................   269.3    199.5    383.8
 Inland water.......................................   145.2    122.5    244.3
 Engineering services and land operations...........   215.3    242.8     12.9
 Development........................................     4.1       .5       --
                                                     -------  -------  -------
     Total operating revenues....................... 1,052.1    925.7  1,033.5
                                                     -------  -------  -------
COSTS AND EXPENSES:
 Deepwater..........................................   252.2    179.6    186.1
 Shallow water......................................   177.3    153.3    162.4
 Inland water.......................................   107.5     99.9    169.1
 Engineering services and land operations...........   193.4    181.7     11.1
 Development........................................  (171.9)     3.7     19.5
 Cancellation of conversion projects................    13.8     34.7    118.3
 Depreciation and amortization......................   189.9    158.0     98.0
 General and administrative.........................    61.3     69.7     61.2
 Merger expenses....................................     6.1       --     (8.0)
                                                     -------  -------  -------
     Total costs and expenses.......................   829.6    880.6    817.7
                                                     -------  -------  -------
OPERATING INCOME....................................   222.5     45.1    215.8
                                                     -------  -------  -------
OTHER INCOME (EXPENSE):
 Interest expense, net of capitalized interest......  (223.0)  (169.8)   (63.9)
 Interest income....................................    31.9     35.3      9.6
 Income (loss) from equity investees plus related
  revenues and expenses.............................   (11.5)     3.5      (.2)
 Other, net.........................................     (.4)    (1.2)     (.1)
                                                     -------  -------  -------
     Total other income (expense)...................  (203.0)  (132.2)   (54.6)
                                                     -------  -------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY
 LOSS...............................................    19.5    (87.1)   161.2
                                                     -------  -------  -------
INCOME TAX EXPENSE (BENEFIT):
 Current............................................    55.4     48.3     38.5
 Deferred...........................................    (6.6)   (79.9)    20.4
                                                     -------  -------  -------
     Total income tax expense (benefit).............    48.8    (31.6)    58.9
                                                     -------  -------  -------
MINORITY INTEREST...................................   (28.7)   (12.3)   (11.3)
                                                     -------  -------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY LOSS.................................   (58.0)   (67.8)    91.0
INCOME FROM DISCONTINUED OPERATIONS.................      --       --     36.0
EXTRAORDINARY LOSS, NET OF TAX BENEFIT..............      --     (1.7)   (24.2)
                                                     -------  -------  -------
NET INCOME (LOSS)...................................   (58.0)   (69.5)   102.8
PREFERRED STOCK DIVIDENDS, ACCRETION AND TENDER
 OFFER PREMIUM......................................   206.8     33.7       --
                                                     -------  -------  -------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS....................................... $(264.8) $(103.2) $ 102.8
                                                     =======  =======  =======
NET INCOME (LOSS) PER COMMON SHARE:
 Basic:
   Continuing operations after preferred stock
    dividends....................................... $ (1.35) $  (.53) $   .54
   Discontinued operations..........................      --       --      .21
   Extraordinary loss...............................      --     (.01)    (.14)
                                                     -------  -------  -------
     Net income (loss).............................. $ (1.35) $  (.54) $   .61
                                                     =======  =======  =======
 Diluted:
   Continuing operations after preferred stock
    dividends....................................... $ (1.35) $  (.53) $   .54
   Discontinued operations..........................      --       --      .21
   Extraordinary loss...............................      --     (.01)    (.14)
                                                     -------  -------  -------
     Net income (loss).............................. $ (1.35) $  (.54) $   .61
                                                     =======  =======  =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic..............................................   196.6    192.7    167.5
                                                     =======  =======  =======
 Diluted............................................   196.6    192.7    168.8
                                                     =======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             R&B FALCON CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)................................  $ (58.0) $  (69.5) $  102.8
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization..................    189.9     158.0      98.0
   Gain on dispositions of property and
    equipment.....................................   (176.8)    (19.2)     (9.0)
   Cancellation of conversion projects............     13.8      34.7     118.3
   Loss on impaired assets........................     22.1        --        --
   Deferred income taxes..........................     (6.6)    (80.6)     20.4
   Recognition of deferred expenses...............     45.2      22.5      12.2
   Deferred compensation..........................      3.7       5.0       1.1
   Loss (income) from equity investees plus
    related revenues and expenses.................     11.5      (3.5)       .2
   Minority interest in income of consolidated
    subsidiaries..................................     28.7      12.3      11.3
   Dryhole and exploration expenses relating to
    oil and gas properties........................       --        --      23.2
   Income from discontinued operations............       --        --     (36.0)
   Extraordinary loss from extinguishment of debt,
    net of tax benefit............................       --       1.7      24.2
   Changes in assets and liabilities:
     Accounts receivable, net.....................    (61.2)     50.9     (28.1)
     Materials and supplies inventory.............     (9.7)    (17.6)     (9.9)
     Drilling contracts in progress...............      4.9      13.5      (6.2)
     Deferred charges and other assets............    (83.0)     (3.3)    (22.0)
     Accounts payable--trade......................    (72.8)     40.0     (17.9)
     Accrued interest.............................      1.9      33.9      (5.9)
     Accrued liabilities..........................     25.2       6.3     (21.8)
     Deferred revenue.............................     36.1      (1.0)       .8
     Income taxes.................................     (5.5)     (2.8)     (4.4)
     Other, net...................................     (8.7)     17.3      (3.4)
                                                    -------  --------  --------
      Net cash provided by (used in) operating
       activities.................................    (99.3)    198.6     247.9
                                                    -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions of property and equipment...........    265.2      28.1      43.0
 Purchases of property and equipment, exclusive of
  noncash items...................................   (465.0)   (830.4) (1,152.8)
 Decrease (increase) in cash dedicated to capital
  projects........................................    140.9    (160.4)       --
 Purchase of Cliffs Drilling Company, net of cash
  acquired........................................       --        --      28.0
 Sale (purchase) of short-term investments........    301.5    (301.5)     45.4
 Decrease (increase) in investments in and
  advances to unconsolidated investees............     50.0     (51.1)    (25.2)
                                                    -------  --------  --------
   Net cash provided by (used in) investing
    activities....................................    292.6  (1,315.3) (1,061.6)
                                                    -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments on) short-term
  obligations.....................................       --    (123.4)    123.4
 Net proceeds from (payments on) revolving credit
  facilities......................................       --    (150.0)   (332.0)
 Proceeds from long-term obligations..............       --   1,215.8   1,494.0
 Net proceeds from issuance of common stock.......    400.2        --        --
 Principal payments on long-term obligations......    (20.4)    (19.9)   (323.2)
 Premium paid on debt extinguishment..............       --        --     (23.9)
 Issuance (purchase) of preferred stock...........   (480.1)    288.8        --
 Distribution to minority shareholders of
  consolidated subsidiaries, net of
  contributions...................................     (3.4)    (18.6)     (4.0)
 Other............................................     13.3       1.7       1.3
                                                    -------  --------  --------
   Net cash provided by (used in) financing
    activities....................................    (90.4)  1,194.4     935.6
                                                    -------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........    102.9      77.7     121.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....    255.1     177.4      55.5
                                                    -------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........  $ 358.0  $  255.1  $  177.4
                                                    =======  ========  ========
Supplemental Cash Flow Disclosures:
 Interest paid, net of capitalized interest.......  $ 212.7  $  127.4  $  105.6
 Income taxes paid................................  $  71.2  $   41.0  $   36.5
 Noncash investing activities:
   Purchase of Cliffs Drilling Company in exchange
    for equity....................................  $    --  $     --  $  391.5
   Other purchases of property and equipment in
    exchange for equity, debt or other noncurrent
    liabilities...................................  $  11.1  $    9.3  $   35.5

   The accompanying notes are an integral part of the consolidated financial statements.

                             R&B FALCON CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 2000
                                 (in millions)

                                                      Capital
                                                         in
                                    Common Stock       Excess   Retained
                                  -----------------    of Par   Earnings
                                  Shares  Amount/(1)/  Value    (Deficit) Other
                                  ------  ---------   --------  --------- ------
Balances at December 31, 1997...  164.3     $1.6      $  631.4   $  96.3  $ (1.3)

Net income......................                                   102.8
Purchase of assets..............   27.9       .3         416.4
Activity in Company stock
 plans..........................     .2                    1.3
Restricted stock award, net of
 amortization...................     .9                   12.3             (11.0)
Other...........................     .1                     .1
                                  -----     ----      --------   -------  ------
Balances at December 31, 1998...  193.4      1.9       1,061.5     199.1   (12.3)

Net loss........................                                   (69.5)
Preferred stock dividends and
 accretion......................                                   (33.7)
Purchase of assets..............     .2                    4.1
Contribution to employee savings
 plans..........................     .1                    1.1
Issuance of subsidiary stock to
 employees......................                            .8
Activity in Company stock
 plans..........................                            .8
Amortization of restricted stock
 award..........................                          (1.2)              5.5
Issuance of warrants............                          46.4
Other...........................                           (.1)
                                  -----     ----      --------   -------  ------
Balances at December 31, 1999...  193.7      1.9       1,113.4      95.9    (6.8)

Net loss........................                                   (58.0)
Preferred stock dividends,
 accretion and tender offer
 premium........................                         (88.0)   (118.8)
Purchase of assets..............     .1                    4.8
Common stock offering...........   16.3       .2         400.0
Contribution to employee savings
 plans..........................     .4                    7.1
Activity in Company stock
 plans..........................    1.2                   11.3
Tax benefit from options
 exercised......................                           6.6
Exercise of warrants............     .2                    2.3
Restricted stock award, net of
 amortization and forfeitures...     .1                     .9               2.7
Other...........................                           (.3)               .3
                                  -----     ----      --------   -------  ------
Balances at December 31, 2000...  212.0     $2.1      $1,458.1   $ (80.9) $ (3.8)
                                  =====     ====      ========   =======  ======

--------
/(1)/ Amounts less than one-tenth of a million are not shown.

   The accompanying notes are an integral part of the consolidated financial statements.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


(A) INDUSTRY CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION - Effective January 31, 2001, a change of control occurred and R&B Falcon Corporation is now an indirect wholly owned subsidiary of Transocean Sedco Forex Inc. ("Transocean") (see Note R).

    The accompanying consolidated financial statements include the accounts of R&B Falcon Corporation ("R&B Falcon") and its subsidiaries (collectively with R&B Falcon, the "Company"), including R&B Falcon (International & Deepwater) Inc., formerly Reading & Bates Corporation ("R&B"); R&B Falcon Holdings, Inc., formerly Falcon Drilling Company, Inc. ("Falcon"); Cliffs Drilling Company ("Cliffs Drilling") effective December 1, 1998 and its majority owned subsidiaries Arcade Drilling as ("Arcade") (approximately 74.4%) and Reading & Bates Development Company ("Devco") (approximately 86.4%) (see Note R). All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for unconsolidated investees (see Note C).

    INDUSTRY CONDITIONS - Oil and gas companies' demand for offshore drilling services are principally a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) their lease inventory and existing drilling commitments on leases held, 4) their free cash flow and general funding availability, 5) their internal reserve replacement requirements and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally considered as the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

    Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's high-specification rigs. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which the Company participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, consolidated financial position and results of operations.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents. Arcade's cash and cash equivalents balance is available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 among Arcade, a subsidiary of Transocean and R&B which restrictions preclude R&B from borrowing any cash from Arcade unless (i) Transocean is offered a pro-rata loan (based on stock ownership in Arcade) on similar terms and (ii) any such loan(s) otherwise comply with applicable laws. At December 31, 2000, $45.3 million of the cash and cash equivalents balance related to Arcade. Arcade declared distributions of approximately $110.0 million in 1999, of which the Company received approximately $78.8 million, net of applicable withholding taxes and approximately $15.8 million in 1998, of which the Company received approximately $11.8 million. There were no distributions from Arcade in 2000.

    In the third quarter of 1999, the project financings for the Deepwater Nautilus (see Note D) and the Deepwater Frontier (see Notes C and D) were completed. As a result of the project financing for the Deepwater Nautilus, the Company is required to maintain in cash certain principal and interest payments. As of December 31, 2000 such restricted cash amounted to $19.5 million and has been classified as Other Assets. Prior to August 31, 2000, $50.0 million of restricted cash related to the financing for the construction of the Deepwater Frontier (in which the Company

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


has a 60% interest) which collateralized a five-year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. However, in the third quarter of 2000, the Company entered into a letter of credit facility (see Note E) and the $50.0 million of cash collateral was released and a new $50.0 million letter of credit was issued.

    SHORT-TERM INVESTMENTS - Short-term investments consist of interest-bearing deposits with a commercial bank with an original maturity greater than three months but less than one year from the date of the investment.

    MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or market at the date of acquisition with respect to purchased property and equipment. Drilling units and marine equipment are depreciated under the straight-line method. Gain (loss) on disposal of properties is credited (charged) to operating expense. Estimated useful lives range from three to 30 years. In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $20.7 million reduction in depreciation expense for the year ended December 31, 1998.

    Costs incurred for construction and significant upgrades of marine equipment are accumulated in construction in progress with no depreciation being recorded on such amounts until the construction or upgrade is completed and the equipment is placed into service. The amount of construction in progress included in drilling equipment at December 31, 2000 and 1999 was $350.5 million and $1,609.8 million, respectively. Certain marine contract drilling equipment consisting primarily of barge and jackup rigs were held in nonoperational status at December 31, 2000 pending modification and decisions regarding deployment. As of December 31, 2000 management believes its net realizable value approximates its net book value of $72.8 million. Subsequent to the TSF Merger, certain of these assets and others have been reclassified as held for sale (see Note R).

    The Company's management periodically evaluates the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset compared to the carrying amount of that asset. In 2000, the Company recorded a $22.1 million write-down of four supply boats in Africa and a $3.4 million write-down of inventory. Also see Note G.

    On June 30, 2000, the Company completed a series of refinancing transactions on the Deepwater Nautilus which resulted in the Company receiving $13.0 million, which has been recorded as a reduction of the Deepwater Nautilus' cost, and the Company has the potential to receive an additional $19.0 million over the next 20 years.

    In September 2000, the Company sold its stacked drillships Falcon Duchess and Falcon Ice for an aggregate amount of $23.0 million and as a result, the Company recorded a pre-tax gain of $2.5 million.

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

    OIL AND GAS ACCOUNTING - The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


determination of whether each well had discovered proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. See Note O.

   GOODWILL - Goodwill from the purchase of Cliffs Drilling (see Note B) is amortized on a straight-line basis over 40 years. The Company's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. As of December 31, 2000, management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of its recorded goodwill.

   DEFERRED CHARGES AND OTHER ASSETS - Deferred charges and other assets include cash dedicated to capital projects (see CASH AND CASH EQUIVALENTS above), deferred financing costs and deferred rig mobilization and preparation costs. Deferred charge amounts are stated net of accumulated amortization.

   INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes. See Note H.

   OPERATING REVENUES AND EXPENSES - Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, revenues earned and related costs incurred are deferred and recognized over the primary contract term of the drilling project. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received are deferred and recognized as revenue over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey. If the Company determines that a drilling contract's expected operating costs will exceed its revenues, a loss provision is recorded and amortized over the remaining period of the drilling contract.

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $55.2 million, $74.1 million and $39.1 million, respectively and is included as a reduction of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The U.S. dollar is the functional currency for all of the Company's operations. The net gains and losses resulting from foreign currency transactions included in determining net income (loss) amounted to a net gain of $30 thousand in 2000, a net loss of $2.3 million in 1999 and a net gain of $.2 million in 1998. The loss in 1999 was primarily due to the Company's operations in Venezuela. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. At December 31, 2000, the Company did not have any outstanding forward exchange contracts.

   MINORITY INTEREST - Minority interest relates primarily to the results of Arcade, Devco (effective in the second quarter of 1999) and the majority owned (90%) floating production vessel Seillean (effective in the third quarter

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


of 1999). The ownership percentage of Arcade, which owns the drilling units Henry Goodrich and Paul B. Loyd, Jr., attributable to stockholders other than the Company was 25.6% for each of the years ending December 31, 2000, 1999 and 1998. Arcade reported income in 2000, 1999 and 1998 of $20.8 million, $46.9 million and $44.2 million, respectively. The ownership percentage of Devco, which engages in oil and gas exploration activities, attributable to stockholders other than the Company was 13.6% (see Notes J, O and R). Devco reported income of $166.2 million in 2000 and a loss of $5.8 million in 1999. The 10% minority ownership of the Seillean is the result of Nissho Iwai Europe PLC ("NIC") exercising, in the third quarter of 1999, its option to purchase up to 10% of the vessel.

   EXTRAORDINARY LOSSES - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million. In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, net of a tax benefit of $11.9 million and in the fourth quarter of 1998, the Company incurred an extraordinary loss of $2.2 million, net of a tax benefit of $1.1 million. Such losses were due to the early extinguishment of debt obligations and consisted of premium payments and the write-off of unamortized debt issuance costs. See Note D.

   COMPREHENSIVE INCOME - For the years ended December 31, 2000, 1999 and 1998, the Company did not have any material non-owner changes in equity.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances and short-term investments with commercial banks throughout the world. The Company's cash equivalents and short-term investments generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 2000, 1999 and 1998.

   The Company's revenues were generated primarily from its drilling rigs. Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 2000 and 1999 was $15.2 million and $21.5 million, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. The Company adopted SFAS 133 as of January 1, 2001 when it became effective. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

   In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 1, 2000, with an effective date of January 1, 2000, the Company adopted new guidelines for the treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The cumulative effect at January 1, 2000 and the impact on 2000 of the adoption of the new guidelines was not material to the consolidated financial position or results of operations of the Company.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

(B) BUSINESS COMBINATIONS

   On December 31, 1997, R&B and Falcon completed a business combination (merger) whereby each outstanding share of common stock of Falcon was converted into one share of R&B Falcon common stock and each outstanding share of common stock of R&B was converted into 1.18 shares of R&B Falcon common stock. The merger qualified as a tax-free exchange and has been accounted for as a pooling of interests.

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

   On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling. Cliffs Drilling was a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. At the time of the acquisition, Cliffs Drilling's fleet consisted of 16 jackup rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $89.8 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. Goodwill increased $19.1 million since December 31, 1998 and represents revisions to estimates used in the initial purchase price allocation, primarily related to various contingencies, including an income tax contingency in 2000. Amortization of goodwill was $2.2 million in 2000, $1.9 million in 1999 and $.1 million in 1998.

   Pro forma consolidated operating results of the Company and Cliffs Drilling for the year ended December 31, 1998 assuming the Cliffs Drilling transaction occurred at the beginning of the period, is as follows:

                                                                        Year Ended
                                                                     December 31, 1998
                                                                     -----------------
                                                                        (unaudited)
                                                           (in millions except per share amounts)
Operating revenues                                                        $1,349.0
Income from continuing operations before extraordinary loss                  138.5
Net income                                                                   150.3
Net income per common share:
 Basic                                                                         .78
 Diluted                                                                       .78

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


(C)  UNCONSOLIDATED INVESTEES

   Unconsolidated investees are accounted for using the equity method. Investments in and advances to unconsolidated investees at December 31, 2000 and 1999 were as follows (in millions):

                                                             December 31,
                                                         -------------------
                                                           2000         1999
                                                          -----        -----
Unconsolidated Investee
-----------------------
Navis ASA                                                $    -        $62.6
Deepwater Drilling L.L.C.                                  11.9          8.3
Deepwater Drilling II L.L.C.                                2.2          3.6
Other                                                       7.2          8.2
                                                          -----        -----
                                                          $21.3        $82.7
                                                          =====        =====

   Income (loss) from equity investees plus related revenues and expenses for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in millions):

Unconsolidated Investee                       2000          1999          1998
-----------------------                      ------         -----         -----
Deepwater Drilling L.L.C.                    $  5.1         $ 4.6         $ (.2)
Deepwater Drilling II L.L.C.                  (30.4)          (.2)            -
Navis ASA                                      15.7            .5             -
Other                                          (1.9)         (1.4)            -
                                             ------         -----         -----

                                             $(11.5)        $ 3.5         $ (.2)
                                             ======         =====         =====

   Deepwater Drilling L.L.C. ("DDI") is owned 50% by the Company and 50% by Conoco. DDI leases and operates the Deepwater Pathfinder which commenced operations in the first quarter of 1999. See Note K.

   Deepwater Drilling II L.L.C. ("DDII") is owned 60% by the Company and 40% by Conoco. DDII leases and operates the Deepwater Frontier, which commenced operations in the second quarter of 1999. In 2000, the Company leased the Deepwater Frontier from DDII and recorded a $13.4 million loss provision associated with the Company's impaired drilling contract for the Deepwater Frontier. Such impairment is due to the contract's expected operating costs exceeding its revenues. See Notes F and K.

   In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which constructed the dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. Also, Navis and the Company had entered into an agreement pursuant to which the Company would manage the operations of the drillship following its delivery. In the second quarter of 2000, the Company entered into a definitive agreement to sell its 38.6% ownership interest in Navis, together with an agreement to assign the management contract for the Navis Explorer I, for a total price of $79.0 million. In November 2000, the agreement was completed and as a result, the Company recorded a pre-tax gain of approximately $19.8 million.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


(D)  LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2000 and 1999 consisted of the following (in millions):

                                                                        2000         1999
                                                                    --------     --------
  9.75% Senior Notes, due January 2001 ("9.75% Notes") (1)(8)       $    5.2     $    5.2
  6.5% Senior Notes, due April 2003 (2)                                249.6        249.4
  8.875% Senior Notes, due March 2003 ("8.875% Notes") (3)(8)             .4           .4
  9.125% Senior Notes, due December 2003 (4)                           100.0        100.0
  10.25% Senior Notes, due May 2003 ("10.25% Notes") (5)               201.3        201.9
  6.75% Senior Notes, due April 2005 (2)                               348.7        348.4
  11% Senior Secured Notes, due March 2006 (6)                         400.0        400.0
  12.25% Senior Notes, due March 2006 (6)                              200.0        200.0
  6.95% Senior Notes, due April 2008 (2)                               249.3        249.3
  9.5% Senior Notes, due December 2008 (4)                             300.0        300.0
  11.375% Senior Secured Notes, due March 2009 (6)                     400.0        400.0
  7.375% Senior Notes, due April 2018 (2)                              248.2        248.1
  Project financing (7)                                                230.3        250.0
  Other debt obligations                                                  .2           .8
                                                                    --------     --------
  Total                                                              2,933.2      2,953.5
  Less long-term obligations due within one year                       (41.4)       (20.1)
                                                                    --------     --------
  Long-term obligations                                             $2,891.8     $2,933.4
                                                                    ========     ========

-----------------------
   (1) The 9.75% Notes were issued by Falcon pursuant to an offering in January 1994 and originally consisted of a principal amount of $110.0 million (see Note (8) below). Interest is payable semiannually on January 15 and July 15. Certain of the Company's subsidiaries guarantee the 9.75% Notes. The 9.75% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness. In January 2001, the 9.75% Notes were repaid in full.

   (2) In April 1998, the Company issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. As a result, the Company received net proceeds of approximately $1,082.9 million after deducting offering related expenses. Interest on these notes is payable semiannually on April 15 and October
       15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder was used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998. These notes were issued at a discount of approximately $6.0 million which is being amortized as interest expense over the term of the notes. The amount of unamortized discount at December 31, 2000 was approximately $4.1 million and the amount of amortized

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------

       discount for the years ended December 31, 2000, 1999 and 1998 was approximately $.7 million, $.7 million and $.5 million, respectively.

       The 6.75% Senior Notes and the 6.95% Senior Notes are redeemable at the option of the Company in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points, together with interest accrued to the redemption date. The 7.375% Senior Notes are redeemable at the option of the Company, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 25 basis points. The 6.5% Senior Notes are not redeemable at the option of the Company. The indenture pursuant to which the 6.5% Senior Notes, the 6.75% Senior Notes, the 6.95% Senior Notes and the 7.375% Senior Notes were issued imposes certain restrictions on the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

   (3) The 8.875% Notes were issued by Falcon pursuant to an offering in March 1996 and originally consisted of a principal amount of $120.0 million (see Note (8) below). Interest is payable semiannually on March 15 and September 15. The 8.875% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon. The 8.875% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9.75% Notes (described above) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

       The 8.875% Notes are redeemable at the option of the Company, in whole or in part, at a price equal to 102.2188 % of the principal amount if redeemed during the 12 months beginning March 15, 2001, or at a price of 100% of the principal amount if redeemed after March 15, 2002, in each case together with interest accrued to the redemption date.

   (4) In December 1998, the Company issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. As a result, the Company received net proceeds of approximately $392.3 million after deducting offering related expenses. Interest on these notes is payable semiannually on June 15 and December 15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company. The Company used the proceeds to reduce borrowings under an existing revolving credit facility. As a result of such reduction, the Company incurred an extraordinary loss of $2.2 million, net of tax, in the fourth quarter of 1998.

       The 9.125% Senior Notes and the 9.5% Senior Notes are redeemable at the option of the Company, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The indenture pursuant to which the 9.125% Senior Notes and the 9.5% Senior Notes were issued imposes restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. In addition, the indenture imposes restrictions on the incurrence of additional indebtedness and the payment of dividends by the Company. However, these restrictions are suspended during the period that the 9.125% Senior Notes and the 9.5% Senior Notes are rated as investment grade.

   (5) The 10.25% Notes were issued by Cliffs Drilling pursuant to offerings in 1996 and 1997. The 10.25% Notes originally consisted of a principal amount of $200.0 million and interest is payable semiannually on May 15 and November 15. These notes are senior unsecured obligations of Cliffs Drilling, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. These notes are unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of Cliffs Drilling (the

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


       "Cliffs Drilling Subsidiary Guarantors"), which guarantees rank pari passu in right of payment with all senior indebtedness of the Cliffs Drilling Subsidiary Guarantors and senior to all subordinated indebtedness of the Cliffs Drilling Subsidiary Guarantors. The 10.25% Notes are publicly traded and are not guaranteed by the Company or any other subsidiary of the Company, accordingly, separate financial statements of Cliffs Drilling Subsidiary Guarantors are not required to be included in these financial statements.

       On or after May 15, 2000, the 10.25% Notes are redeemable at the option of Cliffs Drilling, in whole or in part, at a price of 105% of the principal amount if redeemed during the 12 months beginning May 15, 2000, at a price of 102.5% of the principal amount if redeemed during the 12 months beginning May 15, 2001, or at a price of 100% of the principal amount if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date.

       The indenture under which the 10.25% Notes are issued imposes significant operating and financial restrictions on Cliffs Drilling. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of Cliffs Drilling to pay dividends, repurchase stock, make payments on subordinated indebtedness, make investments, incur additional indebtedness, make capital expenditures, create liens, sell assets, engage in transactions with affiliates and engage in merger, consolidation or reorganization transactions.

       The indenture also requires that Cliffs Drilling make an offer to purchase the notes at an amount equal to 101% of the principal amount of the notes upon the occurrence of certain events constituting a change of control. As a result of the Company acquiring Cliffs Drilling, Cliffs Drilling was required to offer to purchase for cash all of the outstanding 10.25% Notes. On January 28, 1999, Cliffs Drilling repurchased approximately $.3 million principal amount of the 10.25% Notes that were tendered pursuant to this offer. See Note R.

       These notes were issued at a premium of approximately $3.9 million which is being amortized as interest expense over the term of the notes. The amount of unamortized premium at December 31, 2000 was approximately $1.6 million and the amount of amortized premium for each of the years ended December 31, 2000, 1999 and 1998 was approximately $.7 million.

  (6) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "12.25% Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 (the "11% Secured Notes") and $400.0 million of 11.375% Senior Secured Notes due 2009 (the "11.375% Secured Notes" and collectively, with the 11% Secured Notes, the "Secured Notes"). The 12.25% Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to 10 separate loan agreements, each of which is secured by one of the Company's drilling rigs. As a result, the Company received net proceeds of approximately $970.6 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of $350.0 million of long-term obligations, $125.0 million of short-term obligations and the Company's portion ($81.0 million) of an interim facility for the construction of the Deepwater Frontier. Remaining proceeds were used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999 which consisted of the write-off of unamortized debt issuance costs. The Company guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the 12.25% Notes and Secured Notes. The indentures under which the 12.25% Notes and the Secured Notes are issued impose certain restrictions on the Company, including incurring additional debt, paying dividends, repurchasing stock, making payments on subordinated debt,

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


       selling assets, creating liens, engaging in sale/leaseback transactions, making investments, engaging in merger, consolidation or reorganization transactions and engaging in affiliate transactions. However, the restrictions on incurring additional indebtedness, paying dividends, repurchasing stock, making payments on subordinated indebtedness and making investments are suspended during the period that the 12.25% Notes and the Secured Notes are rated as investment grade.

       The indentures also require that the Company and RBF Finance Co. make an offer to purchase the 12.25% Notes and the Secured Notes, respectively, for an amount equal to the principal amount of the notes upon the occurrence of certain events constituting a change of control of the Company. Neither the Company nor RBF Finance Co. is required to make such an offer as a result of the TSF Merger because these notes were rated investment grade at the time of the merger. See Note R.

       The 12.25% Notes are redeemable at the option of the Company, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The 11% Secured Notes are redeemable at the option of RBF Finance Co., in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The 11.375% Secured Notes are redeemable at the option of RBF Finance Co., in whole or in part, at a price of 105.6875% of principal if redeemed during the 12 months beginning March 15, 2004, at a price of 103.7917% of principal if redeemed during the 12 months beginning March 15, 2005, at a price of 101.8958% if redeemed during the 12 months beginning March 15, 2006, or at a price of 100% of principal if redeemed after March 15, 2007, in each case together with interest accrued to the redemption date.

   (7) In August 1999, a subsidiary of the Company completed a $250.0 million project financing for the construction the Deepwater Nautilus in which such subsidiary received net proceeds of approximately $245.2 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments which commenced in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to the Company.

   (8) The indentures pursuant to which the 8.875% Notes and 9.75% Notes ("Falcon Notes") were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity, (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (see below), and (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, engaging in sale/leaseback transactions, sale of assets, making investments, and engaging in merger, consolidation or reorganization transactions.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


     Other than as discussed in Note R, Transocean has made no commitment to retire any of the Company's debt obligations. However, if any were retired the Company would incur an extraordinary charge related to the early extinguishment of debt.

  None of the above debt obligations of the Company have financial covenant requirements. However, all of the above debt obligations contain cross covenant default provisions. Whereas, if the Company does not meet its financial covenant requirements under any of its other obligations, such debt obligations containing the cross covenant default provisions would also be considered in default, with the exception of the 10.25% Notes. The Company's letter of credit facility (see Note E) contains financial covenants, which at December 31, 2000 were not in default.

   As of December 31, 2000, the Company estimates the fair value of its debt obligations to be $3,032.5 million compared to a book value of $2,933.2 million.

   Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years and thereafter are as follows (in millions):


                2001                                       $   41.4
                2002                                           38.6
                2003                                          591.6
                2004                                           44.6
                2005                                          419.6
                Thereafter                                  1,800.0
                                                           --------
                                                            2,935.8
                Less the unamortized discount
                 and premium on senior notes                   (2.6)
                                                           --------
                Total long-term obligations and long-
                 term obligations due within one year
                 at December 31, 2000                      $2,933.2
                                                           ========

(E)  COMMITMENTS AND CONTINGENCIES

     GENERAL - The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, consolidated financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

     The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is continuing to review its rights with respect to termination of the contract. The Falcon 100 commenced a six-month drilling contract from another customer in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. Petrobras, the customer for the Deepwater Expedition, did not cancel its drilling contract and in October 2000, Petrobras demanded late delivery penalties of $10.0 million under the contracts for delay in commencement of operations. The Company believes that it is entitled to an unpaid mobilization fee of approximately $7.0 million from Petrobras, and intends to initiate discussions with Petrobras to resolve this dispute. Based on information presently

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


available, the Company does not expect that the outcome of this mater will have a material adverse effect on the Company's business or consolidated financial position.

     CAPITAL EXPENDITURES - In 2001, the Company expects to spend approximately $264.6 million to expand and upgrade its operating rig fleet, primarily its deepwater rig fleet.

     EMPLOYMENT CONTRACTS - In August 1999, the Company entered into employment contracts with seven employees. Such employment contracts included certain provisions, which call for termination payments to the employee upon the occurrence of certain events including change of control. As a result of the TSF Merger in January 2001 (see Note R), a change of control occurred and such payments were made.

     OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Lease expense amounted to $31.5 million (2000), $45.3 million (1999) and $44.5 million
(1998). As of December 31, 2000, future minimum rental payments relating to operating leases were as follows (in millions):


                            2001    2002    2003    2004    2005   Thereafter
                           -----   -----   -----   -----   -----   ----------

       Drilling units      $13.0   $13.0   $13.0   $13.0   $10.8     $    -
       Other                 3.3     2.0      .9      .6      .1          -
                           -----   -----   -----   -----   -----     ------

       Total               $16.3   $15.0   $13.9   $13.6   $10.9     $    -
                           =====   =====   =====   =====   =====     ======

     In November 1995, the Company entered into a sale/leaseback of the M. G. Hulme, Jr. and agreed to lease the drilling unit for 10 years. The leaseback is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note F).

     LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (the former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

     In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company does not believe that Mobil had the

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company has filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination. Mobil in turn has counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitration proceedings are continuing and a preliminary hearing is currently scheduled for April 2001. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al., in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5.0 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations.

     A subsidiary of the Company, R&B Falcon Drilling Company, is a defendant in a Texas state court in a suit brought by Hahn & Clay, Inc. alleging that R&B Falcon Drilling breached an oral agreement and committed fraud in connection therewith. The matter went to trial in January 2001 and the jury returned a verdict against the Company in the amount of approximately $1.1 million. In addition, punitive damages in the amount of approximately $1.9 million were awarded. The plaintiff further seeks attorneys' fees and interest. The Company intends to appeal this judgement and does not expect the liability, if any, resulting from this matter to have a material adverse effect on its consolidated financial position or results of operations.

     A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleges that the Company failed to return one of the rigs in the agreed upon condition and seeks continued bareboat charter fees, unspecified costs for repairs and attorneys' fees. The Company disputes the allegation that charter fees have continued to accrue and disputes the nature and extent of any needed repairs. The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its consolidated financial position or results of operations.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


     The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its consolidated financial position or results of operations.

     SELF INSURANCE - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

     LETTER OF CREDIT - On August 31, 2000, the Company entered into a $70.0 million letter of credit facility with three banks. Under this facility, the Company pays letter of credit fees of 2% per annum on the amount of letters of credit issued under the facility and a commitment fee of 0.5% per annum on the unused portion of the facility. These fees could be lowered to 1.5% per annum and .375% per annum, respectively, if the Company's senior unsecured debt ratings are raised to certain levels by the credit rating agencies. This facility contains covenants which require the Company to meet certain ratios and working capital conditions and at December 31, 2000, the Company was in compliance. In addition, the facility matures in April 2004, and is secured by mortgages on five of the Company's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. At December 31, 2000, the Company had letters of credit outstanding and unused totaling $57.0 million and $13.0 million, respectively.

(F)  ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

     The components of "Accrued liabilities" at December 31, 2000 and 1999 were as follows (in millions):


                                                                           2000     1999
                                                                           ----     ----
          Expenses - general                                              $124.6   $111.5
          Taxes                                                             20.1     20.8
          Interest expense                                                  56.2     54.3
          Worker compensation claims                                        15.7     13.5
          Payroll                                                            6.7     10.1
          Employee benefits                                                  6.9      5.0
                                                                          ------   ------
          Total                                                           $230.2   $215.2
                                                                          ======   ======

     The components of "OTHER NONCURRENT LIABILITIES" at December 31, 2000 and 1999 were as follows (in millions):


                                                                           2000     1999
                                                                           ----     ----
          Deferred income                                                 $ 27.6   $  3.0
          Postretirement benefit obligations                                14.5     14.4
          Provision for loss on drilling contract (see Note C)              11.8        -
          Foreign income taxes                                              15.9     21.1
          Pension obligations                                                4.2      4.2
          Deferred gain on sale of drilling unit (see Note E)                1.8      2.1
          Other                                                              9.6      9.9
                                                                          ------   ------
          Total                                                           $ 85.4   $ 54.7
                                                                          ======   ======


     Deferred income relates primarily to deferred revenue for incomplete drilling contracts (see Note A).

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------



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

     In connection with the drillship conversion projects, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. The Company expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company determined that a portion of such surplus equipment was not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999 and $13.8 million in the fourth quarter of 2000 to write-down such inventory to its estimated net realizable value. As of December 31, 2000, the Company had approximately $35.0 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

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

(H)  INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in millions):



                                  2000       1999    1998
                                  -----     ------  ------
              Current:
               Foreign            $60.3    $ 48.8    $28.1
               Federal              (.1)      (.8)     3.3
               State               (4.8)       .3      7.1
                                  -----    ------    -----
              Total current        55.4      48.3     38.5
                                  -----    ------    -----
              Deferred:
               Foreign               .2       (.8)     4.9
               Federal             (6.8)    (82.9)    13.7
               State                  -       3.8      1.8
                                  -----    ------    -----
              Total deferred       (6.6)    (79.9)    20.4
                                  -----    ------    -----

              Total               $48.8    $(31.6)   $58.9
                                  =====    ======    =====

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------



     The domestic and foreign components of income (loss) from continuing operations before income taxes, minority interest and extraordinary loss for the years ended December 31, 2000, 1999 and 1998 were as follows (in millions):



                               2000        1999      1998
                               ----        ----      ----
                Domestic      $(123.6)   $(294.9)   $(26.2)
                Foreign         143.1      207.8     187.4
                              -------    -------    ------

                Total         $  19.5    $ (87.1)   $161.2
                              =======    =======    ======

     The effective tax rate, as computed on income (loss) from continuing operations before income taxes, minority interest and extraordinary loss differs from the statutory U.S. income tax rate for the years ended December 31, 2000, 1999 and 1998 due to the following:

                                                            2000    1999    1998
                                                            ----    ----    ----
          Statutory tax rate                                  35%    (35)%    35%
          Use of previously reserved tax benefits            (40)     (6)      -
          Limitation on recognition of tax benefits            -       -       2
          Foreign tax expense (net of federal benefit)       206      (1)     (3)
          State tax expense (net of federal benefit)         (16)      5       3
          Non-deductible merger expenses                      11       -      (2)
          Non-deductible expenses - other                      7       -       -
          Revisions to depreciable tax basis                  50       -       -
          Other                                               (3)      1       2
                                                            ----    ----    ----
          Effective tax rate                                 250%    (36)%    37%
                                                            ====    ====    ====

     Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each as of December 31, 2000 and 1999 were as follows (in millions):


                                                          2000       1999
                                                          ----       ----
                     Deferred tax liabilities:
                      Depreciation                       $ 408.9    $ 363.0
                      Undistributed earnings                 8.3       13.6
                                                         -------    -------
                     Total deferred tax liabilities        417.2      376.6
                                                         -------    -------

                     Deferred tax assets:
                      Postretirement benefits               (5.1)      (5.3)
                      Tax benefit carryforwards           (465.7)    (352.0)
                      Discontinued operations, net          (2.2)      (2.2)
                      Accrued expenses                      (5.1)      (4.6)
                      Valuation allowance                  115.1       52.0
                      Other                                (14.1)     (11.3)
                                                         -------    -------

                     Total deferred tax assets            (377.1)    (323.4)
                                                         -------    -------

                     Net deferred tax liability          $  40.1    $  53.2
                                                          ======     ======


     The valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carryforwards) prior to their utilization because in the opinion of management it is more likely than not that some or all of the benefits will not be realized. In 1999, valuation allowance related to tax net operating loss carryforwards were reversed as the Company foresaw the ability to use these loss carryforwards coupled with the recent change in tax law whereby the

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


carryforward period was increased from 15 years to 20 years. Also, valuation allowances related to certain capital losses incurred in the past were reversed as the Company had generated capital gains in excess of such capital losses.

     Recapitalizations of R&B in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $1.4 million annually plus certain built-in gains that existed as of the date of such changes. United States net tax operating loss carryforwards ("NOL") not subject to the ownership change limitation consist of the following (in millions):

                                     Year          U.S.
                 NOL                  NOL           NOL
                 Year               Expires     Not Limited
                 ----               -------     -----------
               Pre-1991               2005        $  5.5
                 1991                 2006           2.1
                 1992                 2007           3.7
                 1993                 2008          12.5
                 1994                 2009          18.7
                 1995                 2010             -
                 1996                 2011          11.6
                 1997                 2012          75.1
                 1998                 2018          37.6
                 1999                 2019         299.9
                 2000                 2020         292.2
                                                  ------
                Total                             $758.9
                                                  ======

(I)  CAPITAL SHARES

     RIGHTS - On December 31, 1997, the effective date of the merger between R&B and Falcon (see Note B), each share of the Company's common stock received one preferred share purchase right (a "Right"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, (the "Preferred Shares") of the Company at a price of $150, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with the Company's common stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's common stock having a market value of two times the exercise price of the Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to 10 business days following a public announcement that a person or group becomes an Acquiring Person. The Rights expire on November

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


1, 2007. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per common share. Liquidation preference will be equal to 100 times the par value per share plus an amount equal to accrued and unpaid dividends and distributions to the date of such payment. Each Preferred Share will have 100 votes, voting together with the common stock, and certain rights to elect two directors during certain periods of default in the payment of dividends on the Preferred Shares. See Note R.

     PREFERRED STOCK AND WARRANTS - On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock"). Attached to each share of Preferred Stock was one warrant to purchase 35 shares of the Company's common stock (10,500,000 shares in the aggregate) at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. The Warrants separated from the Preferred Stock and became exercisable on July 7, 1999 and they expire on May 1, 2009. On October 27, 2000, the Company commenced a tender offer to purchase for cash any and all of the outstanding Preferred Stock at a fixed price of $1,300 per share. The offer expired on November 29, 2000 and all but 36.05 shares out of a total of 369,343.099 shares outstanding were tendered on December 1, 2000. The remaining 36.05 shares were redeemed on December 15, 2000 at a price of $1,156.09 per share. The total cash cost to the Company was approximately $482.5 million (including expenses of approximately $2.4 million). Such cash requirement was funded from the proceeds from a common stock offering (see below) and cash held by unrestricted subsidiaries of the Company. As a result, the Company recorded a charge in 2000 to net loss applicable to common stockholders for a tender offer premium of $110.8 million.

     Dividends were paid quarterly which commenced on August 1, 1999 and at the Company's option could have been paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid in 2000 and 1999 were $39.6 million and $22.3 million, respectively, and were paid by the issuance of additional shares of Preferred Stock.

     The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million were being amortized on a straight-line basis over the Warrants' 10 year term. However as a result of the tender offer, the Company recorded a charge in 2000 to net loss applicable to common stockholders for the write-off of unamortized discount and expenses of $49.2 million. In 2000, the Company received $2.3 million and issued 245,000 shares of its common stock as a result of 7,000 Warrants being exercised. See Note R.

     COMMON STOCK - During 1998 in a series of transactions, the Company issued 763,680 shares of its common stock in partial consideration for the acquisition of 25 tugs, five ocean going barges and six workover rigs. In 2000, an additional 148,624 shares of common stock were issued as a result of the final purchase price analysis.

     On December 1, 1998, the Company issued approximately 27.1 million shares of its common stock for the acquisition of Cliffs Drilling (see Note B).

     In 1999, the Company issued 206,250 shares of its common stock for the acquisition of two tugs.

     In 1999, the Company began to issue shares of its common stock for its matching contribution to the employee savings plans. As a result 366,512 shares and 93,606 shares were issued in 2000 and 1999, respectively.

     On October 31, 2000, the Company sold 16.3 million shares of its common stock resulting in gross proceeds of approximately $403.4 million in cash (net proceeds of approximately $400.2 million). The net proceeds were be used to fund a significant portion of the Company's tender offer to purchase its outstanding preferred stock (see above) and for general corporate purposes.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


     As of December 31, 2000, 20,791,334 shares of authorized, unissued shares of common stock were reserved for issuance under the Company's stock plans (net of forfeitures), and 10,255,000 shares of authorized, unissued shares of common stock were reserved for issuance for the exercise of Warrants.

(J)  EMPLOYEE BENEFIT PLANS

     PENSION AND POSTRETIREMENT BENEFITS - The Company has three noncontributory pension plans. Substantially all of the R&B Falcon employees paid from a U.S. payroll are covered by one or more of these plans. Effective January 1, 1998, substantially all of the Falcon employees paid from a U.S. payroll began accruing benefit service although they were not eligible to participate in the plans until January 1, 1999. Effective April 1, 1999, substantially all of the Cliffs Drilling employees paid from a U.S. payroll became eligible to
participate.   Plan benefits are primarily based on years of service and average high 60-month average compensation (changed from average high 36 months effective January 1, 1999).

     The R&B Falcon U.S. Pension Plan (the "U.S. Pension Plan") is qualified under the Employee Retirement Income Security Act (ERISA). It is the Company's policy to fund this plan not less than the minimum required by ERISA. It is the Company's policy to contribute to the R&B Falcon Non-U.S. Pension Plan (the "Non-U.S. Pension Plan") an amount equal to the normal cost plus amounts sufficient to amortize the initial unfunded actuarial liability and subsequent unfunded liability caused by plan or assumption changes over 30 years. The unfunded liability arising from actuarial gains and losses is funded over 15 years. The Non-U.S. Pension Plan is a nonqualified plan and is not subject to ERISA funding requirements. The U.S. and Non-U.S. Pension Plans invest in cash equivalents, fixed income and equity securities.

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

     Effective July 1, 1999, all three of the Company's noncontributory pension plans were suspended. The suspension was designed to control costs, but did not terminate the plans. The Company can elect to terminate the plans or reactivate the plans at any point in the future. The suspension impacts the participants as follows:

 .    Vesting service will continue to accrue;
 .    Benefit service will not accrue (suspended);
 .    No compensation is accrued during the suspension, thus all compensation determinations in calculating benefits will be based on periods prior to July 1, 1999;
 .    New participants will not be allowed to enter the plans during the suspension;
 .    All funding of the plans required by ERISA continues;
 .    Benefits that have already accrued by active employees or deferred vested participants continue to be payable upon request (in accordance with normal plan provisions - generally as early as age 55);
 .    Current retiree benefit payments continue unchanged; and
 .    Required audits, valuations and other plan administration will continue.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


     The following table includes the aggregate of the Company's three pension plans and the Company's postretirement benefits plan. Only the Replacement Plan has a projected benefit obligation in excess of plan assets. Only the Replacement Plan has an accumulated benefit obligation in excess of plan assets, and such accumulated benefit obligation was $4.9 million and $5.2 million as of December 31, 2000 and 1999, respectively. There are no assets held in the Replacement Plan.



                                                                  Pension                Postretirement
                                                           --------------------       -------------------
                                                            2000          1999         2000         1999
                                                           ------        ------       ------       ------
                                                           (dollars in millions)     (dollars in millions)
 Change in projected benefit obligation:
  Projected benefit obligation at beginning of year        $ 82.9        $ 91.5       $ 12.8       $ 12.5
  Service cost                                                  -           3.5           .2           .1
  Interest cost                                               5.9           5.7          1.1           .8
  Participant contributions                                     -             -           .1           .1
  Plan amendments                                               -           1.0            -         (1.4)
  Curtailment                                                (1.0)        (15.0)           -            -
  Actuarial (gain) loss                                       4.3           1.0          2.8          1.5
  Benefits paid                                              (5.3)         (4.8)        (1.0)         (.8)
                                                           ------        ------       ------       ------
  Projected benefit obligation at end of year                86.8          82.9         16.0         12.8
                                                           ------        ------       ------       ------
 Change in plan assets:
  Plan assets at fair value at beginning of year             97.2          79.8            -            -
  Actual return on plan assets                                6.6          15.4            -            -
  Employer contributions                                       .4           6.8           .9           .7
  Participant contributions                                     -             -           .1           .1
  Benefits paid                                              (5.3)         (4.8)        (1.0)         (.8)
                                                           ------        ------       ------       ------
  Plan assets at fair value at end of year                   98.9          97.2            -            -
                                                           ------        ------       ------       ------
 Funded status of plan                                       12.1          14.3        (16.0)       (12.8)
 Unrecognized net (gain) loss                                 7.2           1.2          2.7          (.1)
 Unrecognized prior service cost                             (1.8)         (2.2)        (1.8)        (2.0)
 Unrecognized net transition obligation                       (.4)          (.7)           -            -
                                                           ------        ------       ------       ------
 Prepaid (accrued) pension cost                            $ 17.1        $ 12.6       $(15.1)      $(14.9)
                                                           ======        ======       ======       ======
 Weighted-average assumptions:
  Discount rate                                              7.25%         7.50%        7.25%        7.50%
  Long-term rate of return                                  10.00%        10.00%           -            -
  Salary scale                                                  -             -            -            -


                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------



Net benefit costs for the years ended December 31, 2000, 1999 and 1998 included the following (in millions):


                                                        Pension                   Postretirement
                                               -------------------------    ------------------------
                                                2000       1999     1998     2000      1999     1998
                                               -----      -----    -----    -----     -----    -----
Service cost                                   $   -      $ 3.5    $ 1.9    $  .2     $  .1    $  .2
Interest cost                                    5.9        5.7      5.5      1.1        .8       .8
Expected return on plan assets                  (9.5)      (7.8)    (6.9)       -         -        -
Amortization of:
 Unrecognized transition obligation              (.3)       (.2)     (.1)       -         -        -
 Unrecognized prior service cost                 (.3)       (.4)     (.3)     (.3)      (.3)     (.4)
 Unrecognized actuarial (gain)/loss                -         .6       .4       .1       (.1)     (.1)
Loss due to change in attribution period           -          -        -        -         -       .2
Curtailment (gain)/loss                            -         .6        -        -       (.3)       -
                                               -----      -----    -----    -----     -----    -----

Net benefit costs                              $(4.2)     $ 2.0    $  .5    $ 1.1     $  .2    $  .7
                                               =====      =====    =====    =====     =====    =====

     The health care cost trend rate used to measure the expected cost in 2001 was 8.5% graded down to an ultimate trend rate of 5% to be achieved in the year 2021.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                           One-Percentage-    One-Percentage-
                                           Point Increase    Point Decrease
                                           --------------    --------------
          Effect on total of service and
            interest cost components            $ .2             $ (.1)
          Effect on postretirement
            benefit obligation                  $2.0             $(1.6)

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

     Effective January 1, 1999, the U.S. Savings Plan was also restructured to meet IRS Safe Harbor requirements. Accordingly, there is no longer a vesting schedule for Company matching contributions, all contributions are immediately 100% vested. The Company's Safe Harbor matching contributions equal 100% on the 1st 3% of contributions and 50% on the 4th and 5th percent of contributions. Effective January 1, 1999, the Company began to provide an additional discretionary match of 50% on the 4th and 5th percent and 100% on the 6 th percent of contributions, for a total matching contribution of 6% on the 1st 6% of contributions. Effective July 1, 1999, the Company began making its matching contributions in the form of issuing shares of R&B Falcon common stock (see Note
I). Employees may direct the investment of their contributions into various plan investment options.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------

     The Non-U.S. Savings Plan follows the same design structure with regard to contributions, vesting and Company matching contributions as the U.S. Savings Plan. Compensation costs under the plans amounted to $6.5 million in 2000 $6.7 million in 1999 and $4.6 million in 1998.

     STOCK PLANS - The Company has 17 stock plans which are intended to provide an incentive that will allow the Company to retain persons of the training, experience and ability necessary for the development and financial success of the Company. Such plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. All stock options awarded under these plans expire 10 years from the date of their grant and were granted at the market price on the date of grant unless otherwise noted. Four of these plans were originally adopted by Falcon, five by R&B, two by Cliffs Drilling and six by the Company. As a result of the business combination between R&B and Falcon, and R&B Falcon and Cliffs Drilling, all of the R&B, Falcon and Cliffs Drilling plans were assumed by the Company, and the options outstanding thereunder were converted to options to acquire common stock of R&B Falcon (with appropriate adjustments to reflect the exchange ratios). See Note R.

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

     The Company's Reading & Bates Corporation 1995 Director Stock Option Plan authorized 236,000 shares of common stock to be available for awards of stock options to non-employee members of the board of directors. In 1995, R&B granted 141,600 options at an adjusted option price of $6.25 per share. In 1999, stock options with respect to 94,400 shares were granted at $7.031 per share. Such options become exercisable over a two-year period from the date of grant.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------

In 1997, stock options with respect to 902,582 shares were granted to officers of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1995 Incentive Plan, stock options and restricted stock awards with respect to 868,700 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (See Note B). In 1999, stock options with respect to 889,118 shares were granted to officers of the Company at option prices ranging from $6.25 to $7.031 per share. Such options become exercisable either in six months or over a two-year period from the date of grant.

     The Company's Reading & Bates Corporation 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1997, restricted stock awards with respect to 33,866 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. Also in 1997, stock options with respect to 6,018 shares were granted to an officer of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1997 Incentive Plan, restricted stock awards with respect to 33,866 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B). In 1999, stock options with respect to 2,892,020 shares were granted to officers of the Company at an option price of $7.031 per share. Such options become exercisable over a two-year period from the date of grant.

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

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  -----------


at adjusted option prices ranging from $3.79 to $40.89 per share and expiring at dates ranging from 2000 to 2008. All such options vested on December 1, 1998 as a result of the Company's purchase of Cliffs Drilling.

     The Company's 1998 Employee Long-Term Incentive Plan authorized 3.2 million shares of common stock to be available for awards. In 1998, stock options with respect to 100,000 shares were granted to an employee of the Company at an option price of $22.375 per share and stock options with respect to 1,830,500 shares were granted to certain employees of the Company at an option price of $12.9375 per share. Such options become exercisable over a three-year period. Also in 1998, restricted stock awards with respect to 941,500 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be amortized to expense over the period during which the shares vest. In 1999, stock options with respect to 396,568 shares were granted to officers of the Company at an option price of $6.25 per share. Such options became exercisable six months from the date of grant. Also in 1999, stock options with respect to 145,000 shares were granted to four employees of the Company at an option price of $6.15625 per share and which vest equally over three years. Such options were not granted from any of the Company's stock option plans but were granted under the terms of the 1998 Employee Long-Term Incentive Plan. In 2000, stock options with respect to 15,000 shares were granted to an employee of the Company at an option price of $22.50 per share. Such options become exercisable over a three-year period.

     The Company's 1998 Director Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for awards to non-employee members of the board of directors. In 1999, stock options with respect to 249,600 shares were granted an option price of $7.031 per share. Such options become exercisable over a two-year period from the date of grant.

     The Company's 1998 Acquisition Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees of Cliffs Drilling. On December 1, 1998, options with respect to all 1.0 million shares were granted at an option price of $9.125 per share and vest over a three-year period.

     The Company's 1999 Employee Long-Term Incentive Plan authorized 6.5 million shares of common stock to be available for awards. In 1999, stock options with respect to 3,508,760 shares were granted to certain employees of the Company at option prices ranging from $9.75 to $13.4688 per share. Such options become exercisable over a three-year period. In 2000, stock options with respect to 2,474,381 shares were granted to certain employees and executive officers of the Company at option prices ranging from $12.469 to $20.625 per share. Such options become exercisable at varying times from six months to three years. Also in 2000, restricted stock awards with respect to 137,350 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be amortized to expense over the period during which the shares vest.

     The Company's 1999 Director Long-Term Incentive Plan authorized .3 million shares of common stock to be available for awards. In 1999, stock options with respect to 136,000 shares were granted at an option price of $10.0625 per share. Such options become exercisable over a two-year period. In 2000, stock options with respect to 115,000 shares were granted to non-employee members of the board of directors at option prices ranging from $12.656 to $12.719 per share. Such options become exercisable at varying times from one to three years.

     The Company's 2000 Employee Long-Term Incentive Plan authorized 5.0 million shares of common stock to be available for awards. In 2000, stock options with respect to 688,294 shares were granted at option prices ranging from $23.6875 to $27.96875 per share and vest over a three-year period.

   Unearned compensation relating to the Company's restricted stock awards is shown as a reduction of stockholders' equity. Compensation recognized for the years ending December 31, 2000, 1999 and 1998 totaled approximately $3.7 million, $5.9 million and $1.1 million, respectively.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------


   Stock option transactions under the plans were as follows:

                                                2000                     1999                     1998
                                        ----------------------   ----------------------   ----------------------
                                                      Weighted                 Weighted                 Weighted
                                          Number      Average      Number      Average      Number      Average
                                        of Options     Price     of Options     Price     of Options     Price
                                        ----------    --------   ----------    --------   ----------    --------
Outstanding at beginning of year        14,413,450      $10.10    6,550,354      $12.61    2,794,101      $ 9.83
    Granted                              3,292,675       16.17    8,311,466        8.29    2,930,500       11.96
    Assumed from Cliffs Drilling                 -           -            -           -    1,052,300       20.41
    Exercised                           (1,183,802)       9.53     (113,260)       7.03     (226,547)       6.03
    Forfeited                             (368,051)      20.22     (335,110)      15.21            -           -
                                        ----------               ----------                ---------
Outstanding at end of year              16,154,272       11.15   14,413,450       10.10    6,550,354       12.61
                                        ==========               ==========                =========
Exercisable at end of year              10,089,149       10.12    8,216,401       10.22    3,503,187       12.69
Available for grant at end of year       4,637,062           -    3,456,161           -    4,516,604           -

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                             2000       1999       1998
                                            -------    -------    ------
          Net income (loss) applicable
            to common stockholders:
              As reported                   $(264.8)   $(103.2)   $102.8
              Pro forma                     $(288.1)   $(121.5)   $101.3
          Basic EPS:
              As reported                   $ (1.35)   $  (.54)   $  .61
              Pro forma                     $ (1.47)   $  (.63)   $  .60
          Diluted EPS:
              As reported                   $ (1.35)   $  (.54)   $  .61
              Pro forma                     $ (1.47)   $  (.63)   $  .60

   The fair value of each grant since January 1, 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the options granted in 2000: risk-free interest rate of 6.6%, an expected life of 10 years, expected volatility of 65.2% and no expected dividends. The resulting fair value of such options granted was $12.62.

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   SUBSIDIARY STOCK AWARD - On April 1, 1999, Devco, a then wholly owned indirect subsidiary of the Company made awards of restricted stock of Devco to certain directors, officers and employees of the Company, as well as awards of restricted stock to certain former directors of R&B who served in such capacity prior to completion of the merger with Falcon in December 1997. Such award comprised of 1,650,000 shares of Devco's common stock or approximately 13.9% of the outstanding common stock of Devco. The awards vested upon issuance, but were subject to restrictions on sale or transfer for a period of six months following the date of the award. As a result, the Company incurred $1.5 million of expense in the second quarter of 1999, which was included in general and administrative expenses. See Note R.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------


(K)  RELATED PARTY TRANSACTIONS

     In 1999, the Company entered into rig management agreements with DDI and DDII for the management of the Deepwater Pathfinder and Deepwater Frontier, respectively. DDI and DDII are unconsolidated investees accounted for on the equity method (see Note C). For the year ended December 31, 2000 and 1999, DDI paid to the Company $1.5 million and $1.4 million, respectively, for such management services. For the year ended December 31, 2000 and 1999, DDII paid to the Company $1.6 million and $1.1 million, respectively, for such management services. Such revenue amounts are included in "Income (loss) from equity investees plus related revenues and expenses" in the Consolidated Statement of Operations. At December 31, 2000, the Company had receivables from DDI and DDII of $1.7 million and $4.3 million, respectively, which are included in "Accounts
Receivable: Other".

     In 1999, the Company entered into an agreement pursuant to which the Company supervised the construction of the drillship Navis Explorer I and would manage it following its delivery (See Note C). For the years ended December 31, 2000 and 1999, Navis paid to the Company $.6 million and $.7 million, respectively, for such services. At December 31, 2000, the Company had a receivable from Navis of $11.9 million.

     The former owners of a company acquired by the Company in 1992, who currently are employees of the Company and were officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $.9 million, $1.1 million and $.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     William R. Ziegler, a Director and stockholder of the Company, is a partner in a law firm which provided legal services to the Company and certain of its affiliated entities. Fees paid by the Company to this law firm were $.1 million for the year ended December 31, 1998.

     Michael E. Porter, a Director and stockholder of the Company, who provided consulting services to the Company, received $.4 million in the year ended December 31, 1998.

     Steven A. Webster, a Director and stockholder of the Company, who provided consulting services to the Company, received $.3 million and $.2 million in the years ended December 31, 2000 and 1999, respectively.

     In June 1994, the Company entered into an agreement with Eilert-Olsen Investments, Inc. ("Eilert-Olsen"), to buy the equity interest in Eilert-Olsen for a nominal purchase price. In June 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $.9 million and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. The Company advanced $.9 million to Eilert-Olsen in June 1994 and has subsequently advanced approximately $.2 million and $.5 million for the years ended December 31, 1999 and 1998, respectively, to pay principal and interest due on this debt. Such debt was repaid in full in 2000. Due to the Company's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of the Company and, accordingly, the accounts and transactions between the Company and Eilert-Olsen have been eliminated in consolidation.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------

(L)  SEGMENT INFORMATION

     The Company's revenues are generated primarily from its marine drilling rigs. The Company's management has organized these rigs by general equipment types based on water depth capability. Any rig capable of drilling in water depths greater than 400 feet is included in the deepwater category for purposes of this discussion. In addition, as a result of the purchase of Cliffs Drilling, the Company provides turnkey drilling services and land drilling operations both of which are included in the engineering services and land operations segment. The Company's development segment primarily consists of the Company's oil and gas operations (see Note N and O).

     Operating revenues and income by segment for the years ended December 31, 2000, 1999 and 1998 is as follows (in millions):

                                                    2000             1999            1998
                                                  --------          -------        --------
Operating revenues by segment:
 Deepwater                                        $  418.5          $ 364.9        $  392.5
 Shallow water                                       285.4            203.5           383.8
 Inland water                                        158.8            123.3           244.9
 Engineering services and land operations            215.6            260.8            12.9
 Development                                           4.1               .5               -
 Intersegment                                        (30.3)           (27.3)            (.6)
                                                  --------          -------        --------
   Operating revenues                              1,052.1            925.7         1,033.5
                                                  --------          -------        --------

Operating income (loss) by segment:
 Deepwater                                            62.1             87.8            42.3
 Shallow water                                        33.7            (10.5)          194.4
 Inland water                                         14.4             (6.6)           52.4
 Engineering services and land operations             11.1             56.6             1.3
 Development                                         170.6             (3.6)          (20.2)
 Profit elimination                                    3.3             (4.5)            (.2)
                                                  --------          -------        --------
                                                     295.2            119.2           270.0
Unallocated depreciation and amortization             (5.3)            (4.4)           (1.0)
Unallocated general and administrative               (61.3)           (69.7)          (61.2)
Unallocated merger expenses                           (6.1)               -             8.0
                                                  --------          -------        --------

Operating income                                  $  222.5          $  45.1        $  215.8
                                                  ========          =======        ========


   Total assets by segment at December 31, 2000, 1999 and 1998 were as follows (in millions):

                                               2000       1999       1998
                                             --------   --------   --------

   Deepwater                                 $2,985.7   $2,836.6   $2,067.1
   Shallow water                                817.8      823.0      934.6
   Inland water                                 346.8      354.5      251.2
   Engineering services and land operations     134.6      162.8      256.8
   Development                                    6.2       49.6       11.6
   Corporate                                    504.1      697.8      192.7
                                             --------   --------   --------

        Total                                $4,795.2   $4,924.3   $3,714.0
                                             ========   ========   ========

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------

    Geographic information about the Company's operations for the three years ended December 31, 2000 is as follows (in millions):

                                          2000       1999       1998
                                        --------   --------   --------
          Operating revenues: (1)
           United States                $  560.8   $  276.8   $  453.0
           Europe                          105.3      198.8      251.9
           West Africa                     103.1       81.6      127.3
           Southeast Asia                   61.5       66.3       83.5
           South America                   208.8      279.2       75.2
           Australia                        11.7       14.9       26.2
           Mediterranean-
               Middle East                    .9        8.1       16.4
           Corporate                           -          -          -
                                        --------   --------   --------
             Total                      $1,052.1   $  925.7   $1,033.5
                                        ========   ========   ========
          Identifiable assets:
           United States                $1,150.1   $1,444.8   $1,139.2
           Europe                          841.5      781.2      877.3
           West Africa                     234.0      223.5      255.2
           Southeast Asia                1,503.9    1,185.6      703.5
           South America                   497.2      521.3      469.0
           Australia                        17.7       18.6       24.0
           Mediterranean-
              Middle East                   46.7       51.5       53.1
           Corporate                       504.1      697.8      192.7
                                        --------   --------   --------
              Total                     $4,795.2   $4,924.3   $3,714.0
                                        ========   ========   ========
      ----------------
      (1) Operating revenues are shown by countries in which the Company's marine and drilling units operated.

    In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. The Company continues bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

    For the year ended December 31, 2000, revenues from Petrobras of approximately $108.8 million ($107.7 million reported in the deepwater segment and $1.1 million reported in the engineering services and land operations segment) accounted for 10.3% of the Company's total operating revenues. For the year ended December 31, 1999, revenues from PDVSA of approximately $175.1 million ($152.3 million reported in the engineering services and land operations segment and $22.8 million reported in the shallow water segment) accounted for 19.0% of the Company's total operating revenues and revenues from British Petroleum and affiliates of approximately $119.5 million ($113.8 million reported in the deepwater segment and $5.7 million reported in the shallow water segment) accounted for 13.0% of the Company's total operating revenues. For the year ended December 31, 1998, revenues from British Petroleum and affiliates of approximately $116.1 million, reported in the deepwater segment, accounted for 11.2% of the Company's total operating revenues.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------

(M)  EARNINGS PER SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss), after deducting the preferred stock dividend, accretion and tender offer premium by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic and assumes the exercise of outstanding stock options and the issuance of restricted stock both computed using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for income (loss) from continuing operations before extraordinary loss for the three years ended December 31, 2000, 1999 and 1998 as follows (in millions except per share amounts):

                                                             2000      1999       1998
                                                           -------    -------    ------
   Numerator:
   Income (loss) from continuing operations
     before extraordinary loss                             $ (58.0)   $ (67.8)   $ 91.0
   Preferred stock dividends, accretion and tender
     offer premium                                           206.8       33.7         -
                                                           -------    -------    ------
   Income (loss) from continuing operations
     before extraordinary loss - basic and diluted         $(264.8)   $(101.5)   $ 91.0
                                                           =======    =======    ======
   Denominator:
   Weighted average common shares outstanding - basic        196.6      192.7     167.5
   Outstanding stock options and restricted stock                -          -       1.3
                                                           -------    -------    ------
   Weighted average common shares outstanding
    and assumed conversions - diluted                        196.6      192.7     168.8
                                                           =======    =======    ======
   Earnings per share:
   Income (loss) from continuing operations
     before extraordinary loss:
          Basic                                            $ (1.35)   $  (.53)   $  .54
          Diluted                                          $ (1.35)   $  (.53)   $  .54

    Diluted weighted average common shares outstanding for the years ended December 31, 2000 and 1999 exclude incremental shares related to stock options, restricted stock grants and Warrants of 27.3 million and 25.7 million, respectively. As a result of the Company's loss from continuing operations before extraordinary loss for the years ended December 31, 2000 and 1999, these shares were excluded due to their antidilutive effect.

    Diluted weighted average common shares outstanding for the year ended December 31, 1998 excludes .3 million incremental shares related to outstanding options to purchase common stock which had an exercise price greater than the average market price of the common shares for the year. These shares were excluded due to their antidilutive effect.

(N)  DISCONTINUED OPERATIONS

     In March 1998, the Company decided to divest its oil and gas segment, and in the Company's financial statements previously filed with the Securities and Exchange Commission for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the segment was accounted for as a discontinued operation. However in March 1999, the Company had not been able to divest this segment on terms it found acceptable and in accordance with generally accepted accounting principles the Company reclassified its financial statements as if this segment had not

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------

been discontinued. In 1997, a $36.0 million reserve for estimated losses from operations until disposal had been recorded and in 1998 it was reversed in accordance with the Company reclassifying the oil and gas segment as if it had not been discontinued.

(O)  OIL AND GAS OPERATIONS

     The Company, primarily through its majority owned subsidiary Devco, engages in oil and gas exploration activities. Devco engages primarily in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties.

     In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. The Company's oil and gas operations are not significant; therefore, applicable disclosures are not required at December 31, 2000 and 1999 or for the years ended December 31, 2000, 1999 and 1998.

     In July 2000, the Company's wholly owned subsidiary R&B Falcon Subsea Development Inc. and Devco sold their U.S. Gulf of Mexico oil and gas properties for an aggregate amount of $127.2 million, resulting in a gain, net of tax and minority interest, of approximately $35.8 million.

     In November 2000, Devco sold its Israeli oil and gas properties for an aggregate amount of $114.0 million, which after a 30% tax withholding, resulted in net proceeds of $79.8 million. As a result, the Company recorded a gain, net of tax and minority interest, of approximately $60.5 million in the fourth quarter of 2000.

     The above mentioned gains on the sale of oil and gas properties are reflected as a reduction of the Development costs and expenses in the accompanying Consolidated Statement of Operations. Net proceeds to the Company were reduced by the approximate 13.6% of Devco owned by minority shareholders, including directors and employees of the Company and Devco (see Note R).

(P)  RESTRUCTURING EXPENSES

     On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's then President and Chief Executive Officer had agreed to resign from these officer positions effective May 31, 1999. As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations.

     As a result of the termination of Mr. Douglas E. Swanson as President and Chief Executive Officer of Cliffs Drilling, the Company entered into a termination agreement and a non-competition agreement contract with Mr. Swanson. The related termination contract expense of $2.6 million will be amortized over three years. Amortization for 2000 and 1999 amounted to $.9 million and $.4 million, respectively, and is included in "Other, net" per the Consolidated Statement of Operations.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------

(Q)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the two years ended December 31, 2000, are as follows (in millions except for per share amounts):

                                                                Quarter
                                           --------------------------------------------------
                                            First    Second     Third     Fourth      Total
                                           -------   -------   -------   --------   ---------
2000 (1):
---------
Operating revenues                         $210.9    $211.1    $304.7    $ 325.4    $1,052.1
Gross income (2)                           $  4.3    $ 19.7    $138.9    $ 140.4    $  303.3
Net income (loss) (3)                      $(41.7)   $(33.7)   $ 28.1    $ (10.7)   $  (58.0)
Net income (loss) applicable to common
        stockholders                       $(54.6)   $(47.0)   $ 14.5    $(177.7)   $ (264.8)
Net income (loss) per common share:
  Basic                                    $ (.28)   $ (.24)   $  .07    $  (.86)   $  (1.35)
                                           ======    ======    ======    =======    ========
  Diluted                                  $ (.28)   $ (.24)   $  .07    $  (.86)   $  (1.35)
                                           ======    ======    ======    =======    ========

1999:
-----
Operating revenues                         $244.0    $226.0    $217.6    $ 238.1    $  925.7
Gross income (2)                           $ 48.2    $ 33.2    $ 49.6    $  17.3    $  148.3
Income (loss) from continuing operations
  before extraordinary loss (4)            $  3.3    $(15.0)   $(21.8)   $ (34.3)   $  (67.8)
Extraordinary loss (5)                     $ (1.7)   $         $         $          $   (1.7)
                                                     -         -         -
Net income (loss)                          $  1.6    $(15.0)   $(21.8)   $ (34.3)   $  (69.5)
Net income (loss) applicable to common
       stockholders                        $  1.6    $(24.1)   $(33.9)   $ (46.8)   $ (103.2)
Net income (loss) per common share:
  Basic:
    Income (loss) from operations          $  .02    $ (.13)   $ (.18)   $  (.24)   $   (.53)
    Extraordinary loss                       (.01)        -         -          -        (.01)
                                           ------    ------    ------    -------    --------
      Net income (loss)                    $  .01    $ (.13)   $ (.18)   $  (.24)   $   (.54)
                                           ======    ======    ======    =======    ========
  Diluted:
    Income (loss) from operations          $  .02    $ (.13)   $ (.18)   $  (.24)   $   (.53)
    Extraordinary loss                       (.01)        -         -          -        (.01)
                                           ------    ------    ------    -------    --------
      Net income (loss)                    $  .01    $ (.13)   $ (.18)   $  (.24)   $   (.54)
                                           ======    ======    ======    =======    ========

--------------------------
(1)  The amounts have been restated to reflect the adoption of SAB 101.  See
     Note A.
(2) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.
(3) Includes cancellation of conversion project expense of $13.8 million and merger expenses of $6.1 million, both in the fourth quarter of 2000.
(4) Includes cancellation of conversion project expense of $31.7 million in the third quarter of 1999 and $3.0 million in the fourth quarter of 1999.
(5) The extraordinary loss incurred in the first quarter of 1999 is shown net of a tax benefit of $.9 million.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------


(R)  SUBSEQUENT EVENTS (UNAUDITED)

     Merger with Transocean - On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common stock shareholders of the Company approved the TSF Merger on December 12, 2000 at a special meeting. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million ordinary shares of Transocean. Each Right to purchase Preferred Shares (see Note I) expired immediately prior to the completion of the TSF Merger. As of December 31, 2000, the Company had incurred $6.1 million of expenses in association with the TSF Merger consisting primarily of legal and accounting fees. The TSF Merger was accounted for as a purchase with Transocean as the acquiror for accounting purposes. The purchase price will be "pushed down" to the consolidated financial statements of the Company.

     In January 2001, in connection with the TSF Merger, the Company: 1) paid an investment advisory fee of $19.6 million to Morgan Stanley; 2) paid termination benefits of $25.1 million to seven employees in accordance with employment contracts; 3) recorded a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees; and 4) contributed the inland marine support vessel business consisting primarily of the Company's shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25% ownership interest in Delta Towing. The Company recorded a pre-tax charge of approximately $64.0 million as a reserve against the contingent notes in January 2001. The remaining 75% ownership interest is beneficially owned by unrelated third parties.

     Disposals - Subsequent to the TSF Merger, Transocean's management informed the Company of its intent to sell its land and barge drilling business in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company is in discussions with possible buyers and expects to close the sale in the second quarter of 2001, provided it is able to realize an acceptable purchase price. Management is soliciting offers which include some or all of the assets in Venezuela and is unable to predict the final outcome. In addition, Transocean's management has also identified certain idle marine contract drilling assets for disposal.

     Tender Offer and Redemption - The Company intends to make a tender offer for all of the outstanding 11.375% Secured Notes. Under the terms of the offer, the Company will purchase outstanding 11.375% Secured Notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the United States Treasury 4 3/4% Note due February 15, 2004, plus accrued interest to the date of payment of such purchase price. The purchase price will include an amount equal to 3% of the principal amount that will be paid only for 11.375% Secured Notes tendered at or prior to a "consent payment deadline". In connection with the offer, the Company will also seek consents to certain proposed amendments to the Indenture under which the 11.375% Secured Notes were issued. Concurrently with the launch of the offer, RBF Finance Co. will call the 11% Secured Notes and the 12.25% Notes, in each case at the applicable redemption price. As a result, the Company expects to incur an estimated $18.2 million extraordinary loss, net of tax, in the second quarter of 2001 relating to the early extinguishment of this debt.

     The TSF Merger constituted a "change of control" of Cliffs Drilling, as defined in the indenture for the 10.25% Notes. Subsequent to the TSF Merger and pursuant to the indenture, Cliffs Drilling has caused a notice of change of control and offer to purchase to be delivered to the holders.

     Transocean has agreed to provide the Company with sufficient funds to pay for all securities purchased pursuant to the offers or redeemed in the redemption.

                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                --------------


     Purchase of Minority Interest - In January 2001, the Company purchased for $34.7 million the approximate 13.6% minority interest in Devco which was owned by former directors and employees of the Company and directors and employees of Devco (See Note J). As a result, Devco is now a wholly owned subsidiary of the Company. The purchase price was based on a valuation by a third party advisor. In connection with the purchase, a $.3 million bonus was paid to Richard A. Pattarozzi, a current director of Transocean.

     Turnkey Operations - The Company conducts turnkey drilling operations through Cliffs Drilling. Two turnkey wells initiated by Cliffs Drilling during the fourth quarter of 2000 encountered downhole problems and the Company took a charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. Subsequent to December 31, 2000, Cliffs Drilling encountered additional downhole problems with these wells and three additional wells, and the Company expects to take a charge, currently estimated at $4.4 million, against earnings in the first quarter of 2001.

     Subsequent to the TSF Merger, Transocean's management decided that Cliffs Drilling will no longer accept turnkey contracts but will complete turnkey contracts to which it is committed. The Company expects to fulfill all turnkey commitments by the end of the second quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Consistent with the Company's Form 8-K filed February 14, 2001, the Company has elected Ernst & Young as its independent accountants for the year ended December 31, 2001.

                                 PART III

     Under the reduction disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Part III of Form 10-K has been omitted.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a) Financial Statements and Exhibits

    1. Financial Statements:

       Report of Independent Public Accountants
       Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statement of Operations for the years ended December 31,
        2000, 1999 and 1998
       Consolidated Statement of Cash Flows for the years ended December 31,
        2000, 1999 and 1998
       Consolidated Statement of Stockholders' Equity for the years ended
        December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements

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

    2.3 - Agreement and Plan of Merger, dated as of August 19, 2000, among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation. (Filed as Exhibit 2.1 to R&B Falcon's Current Report on Form 8-K filed on August 22, 2000 and incorporated herein by reference.)

    3.1 - Amended and Restated Certificate of Incorporation of R&B Falcon. (Filed as Exhibit 3.1 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

    3.2+ - Certificate of Merger of TSF Delaware Inc. with and into R&B Falcon filed with the Secretary of State of the State of Delaware on January 31, 2001.

    3.3 - Amended and Restated Bylaws of R&B Falcon. (Filed as Exhibit 3.2 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

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

    4.3  -  Amendment No. 1 dated as of August 19, 2000, to the Rights
            Agreement between R&B Falcon Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Filed as Exhibit

            2 to R&B Falcon's Amendment No. 1 to Form 8-A filed on August 22, 2000 and incorporated herein by reference.)

    4.4 - Indenture dated as of March 1, 1996, between Falcon and Bank One, Texas, N. A., including a form of Note. (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on March 8, 1996, Registration No. 333-2114 and incorporated herein by reference.)

    4.5 - Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as Issuer, and Chase Bank of Texas, National Association, as Trustee, with respect to Series A and Series B of each of $250,000,000 6 1/2% Senior Notes due 2003, $350,000,000
            6 3/4% Senior Notes due 2005, $250,000,000 6.95% Senior Notes due 2008, and $250,000,000 7 3/8% Senior Notes due 2018. (Filed as
            Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998 and incorporated herein by reference.)

    4.6 - Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as Issuer and Chase Bank of Texas, National Association, as Trustee, with respect to $400,000,000 Series A and Series B 9 1/8% Senior notes due 2003, and 9 1/2% Senior Notes due 2008. (Filed as Exhibit 4.21 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

    4.7 - Indenture dated as of March 26, 1999, between RBF Finance Co., as Issuer, and United States Trust Company of New York, as Trustee, with respect to $400,000,000 11% Senior Secured Notes due 2006 and $400,000,000 11 3/8% Senior Secured Notes due 2009. (Filed as
            Exhibit 4.1 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

    4.8 - Indenture dated as of March 26, 1999, between R&B Falcon Corporation, as Issuer, and U.S. Trust Company of Texas, National Association, as Trustee, with respect to 12 1/4% Senior Notes due 2006. (Filed as Exhibit 4.2 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

    4.9  -  Registration Rights Agreement dated as of April 22, 1999 among
            R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (Filed as Exhibit 4.2 to R&B Falcon's

            Registration Statement No. 333-81179 on Form S-4 dated June 21, 1999 and incorporated herein by reference.)

    4.10+- Supplement to Warrant Registration Rights Agreement dated as of January 31, 2001 among R&B Falcon Corporation and Transocean Sedco Forex Inc.

    4.11 - Warrant Agreement, including form of Warrant dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company. (Filed as Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999 and incorporated herein by reference.)

    4.12+- Supplement to Warrant Agreement dated January 31, 2001 among R&B Falcon Corporation, Transocean Sedco Forex Inc. and American Stock Transfer and Trust Company.

    4.13+- Note Agreement dated as of January 30, 2001 among Delta Towing, LLC, as Borrower. R&B Falcon Drilling USA, Inc., as RBF Noteholder and Beta Marine Services, L.L.C., as Beta Noteholder.

   10.1 - Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of R&B, and Deep Sea Investors, L.L.C. (Filed as Exhibit 10.110 to R&B's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

   10.2 - Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a
            subsidiary of R&B.   (Filed as Exhibit 10.111 to R&B's Annual Report
            on Form 10-K for 1995 and incorporated herein by reference.)

   10.3 - Amended and Restated Bareboat Charter dated July 23, 1997 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as Exhibit 10.176 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.4 - Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of R&B. (Filed as Exhibit 10.177 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.5 - Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.162 to R&B's Annual Report on Form 10-K for 1996 and incorporated herein by reference.)

   10.6  -  Amendment No. 1 dated February 7, 1997 to Limited Liability
            Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.183 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.7 - Amendment No. 2 dated April 30, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.184 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.8 - Amendment No. 3 dated April 24, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as Exhibit 10.185 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.9 - Amendment No. 4 dated August 7, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (Filed as

            Exhibit 10.186 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.10 - Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (Filed as Exhibit 10.159 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

   10.11  - Amendment No. 1 dated April 24, 1998 to Limited Liability
            Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (Filed as Exhibit 10.188 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.12  - Contract dated November 14, 1997 for Construction and Sale of
            Vessel (Hull No. HRBS6) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and RB Exploration Co. (Filed as Exhibit 10.165 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

   10.13  - Contract dated December 16, 1998 for Construction and Sale of
            Vessel (Hull No. HRB8-D) between Hyundai Heavy Industries Co., Ltd., Hyundai Corporation and R&B Falcon Drilling Co. (Filed as Exhibit
            10.198 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.14 - Contract dated September 5, 1997 for Construction and Sale of a 103,000 Metric Tons Displacement Drillship (Hull No. 1255) between Samsung Heavy Industries Co., Ltd., Samsung Corporation and Reading & Bates Drilling Co. (Filed as Exhibit 10.166 to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

   10.15 - Contract dated October 14, 1998 for Construction and Sale of a 98,000 Metric Tons Displacement Drillship (Hull No. 1300) between Samsung Heavy Industries Co., Ltd. and R&B Falcon Drilling Co. (Filed as Exhibit 10.200 to R&B Falcon's Annual Report on Form 10-K for 1998 and incorporated herein by reference.)

   10.16 - Guaranty, dated as of July 30, 1998, made by Registrant in favor of the Deepwater Investment Trust 1998-A, Wilmington Trust FSB, not in its individual capacity, but solely as Investment Trustee, Wilmington Trust Company, not in its individual capacity, except as specified herein, but solely as Charter Trustee, BA Leasing & Capital Corporation, as Documentation Agent, ABN Amro Bank N.V., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria Aktiengesellschaft New York Branch, The Bank of Nova Scotia, Bayerische Vereinsbank AG New York Branch, Commerzbank Aktiengesellschaft, Atlanta Agency, Credit Lyonnais New York Branch, Great-West Life and Annuity Insurance Company, Mees Pierson Capital Corporation, Westdeutsche Landesbank Girozentrale, New York Branch, as Certificate Purchasers, and ABN Amro Bank, N.V., Bank of America National Trust and Savings Association and The Bank of Nova Scotia, New York Branch, as Swap Counterparties, and the other parties named therein. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

   10.17  - Letter agreement dated as of August 7, 1998 between RBF
            Deepwater Exploration Inc., an indirect subsidiary of the Registrant, and Conoco Development Company and Acknowledgment by Conoco Inc. and the Registrant. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

   10.18  - Letter agreement dated as of August 7, 1998 between RBF
            Deepwater Exploration Inc., an indirect subsidiary of the Registrant, and Conoco Development Company and Acknowledgment by Conoco Inc. and the Registrant. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1998 and incorporated herein by reference.)

   10.19 - Senior Secured Loan Agreement, Harvey Ward, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.20  - Senior Secured Loan Agreement, Peregrine II, dated March 26,
            1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.21 - Senior Secured Loan Agreement, Peregrine I, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.22  - Senior Secured Loan Agreement, Deepwater IV, dated March 26,
            1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.23 - Senior Secured Loan Agreement, Falrig 82, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.24  - Senior Secured Loan Agreement, Peregrine IV, dated March 26,
            1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.25  - Senior Secured Loan Agreement, Peregrine VII, dated March 26,
            1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.26 - Senior Secured Loan Agreement, Falcon 100, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.27 - Senior Secured Loan Agreement, W.D. Kent, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.9 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.28 - Senior Secured Loan Agreement, Deepwater Millennium, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender. (Filed as Exhibit 10.10 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 1999 and incorporated herein by reference.)

   10.29 - Construction Supervisory Agreement dated as of August 12, 1999 among RBF Exploration Co., as Owner and RBF Exploration II Inc., as Construction Supervisor. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.30  - Note Purchase Agreement, Deepwater Nautilus, dated as of August
            12, 1999, RBF Exploration Co. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.31  - First Amendment dated February 1, 2000 to Note Purchase
            Agreement dated as of August 12, 1999 between RBF Exploration Co. and Victory Receivables Corporation, Anchor National Life

            Insurance Company, First Sun America Life Insurance Company, and Parthenon Receivables Funding, L.L.C. (Filed as Exhibit 10.246 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.32  - Operation and Maintenance Agreement executed as of August 12,
            1999 by and between R&B Falcon Corporation and RBF Exploration Co. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.33  - Performance Guarantee dated as of August 12, 1999 made by R&B
            Falcon Corporation in favor of RBF Exploration Co., Travelers Casualty and Surety Company of America, American Home Assurance Company, and Chase Bank of Texas, National Association, as Trustee. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.34 - First Preferred Ship Mortgage, Deepwater Nautilus, made by RBF Exploration Co. in favor of Chase Bank of Texas, National Association, as Indenture Trustee. (Filed as Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.35 - Trust Indenture and Security Agreement dated as of August 12, 1999, between RBF Exploration Co., a Nevada corporation, and Chase Bank of Texas, National Association as Trustee. (Filed as Exhibit
            10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.36  - Supplemental Indenture and Agreement dated as of February 1,
            2000 to the Trust Indenture and Security Agreement dated as of August 12, 1999 among RBF Exploration Co., BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee. (Filed as
            Exhibit 10.251 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.37  - Assignment of Drilling Contract dated as of August 12, 1999, by
            RBF Exploration Co. to Chase Bank of Texas, National Association, as trustee. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.38  - R&B Falcon Guaranty from R&B Falcon Corporation dated as of
            August 31, 1999. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.39  - Participation Agreement dated as of August 31, 1999 among
            Deepwater Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington Trust FSB, Wilmington Trust Company, BA Leasing & Capital Corporation, and other Financial Institutions, as Certified Purchasers, solely with respect to Section 2.15, 6.9, 9.4(a) and 12.13(b) R&B Falcon Corporation and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II Inc. (Filed as Exhibit 10.9 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.40  - Appendix 1 to Participation Agreement dated as of August 31,
            1999. (Filed as Exhibit 10.10 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.41* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Paul B. Loyd, Jr. (Filed as
            Exhibit 10.13 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.42* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Charles R. Ofner. (Filed as
            Exhibit 10.14 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.43* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Ron Toufeeq. (Filed as Exhibit
            10.15 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.44* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon

            Corporation and Bernie W. Stewart. (Filed as Exhibit 10.16 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.45* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Wayne K. Hillin. (Filed as
            Exhibit 10.17 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.46* - Employment and Change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Andrew Bakonyi. (Filed as Exhibit
            10.18 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 1999 and incorporated herein by reference.)

   10.47* - Employment and change of Control Agreement dated August 25, 1999 between R&B Falcon Corporation and Tim W. Nagle. (Filed as Exhibit
            10.264 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.48 - Issuer Loan Escrow Agreement dated March 26, 1999 among United States Trust Company of New York, R&B Falcon Corporation and RBF Finance Co. (Filed as Exhibit 10.2 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.49 - Senior Secured Note Escrow Agreement dated March 26, 1999 among United States Trust Company of New York and RBF Finance Co. (Filed as Exhibit 10.3 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.50 - Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater Millenium). (Filed as
            Exhibit 10.14 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.51 - Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater IV). (Filed as Exhibit
            10.15 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.52 - Senior Secured Note Security and Pledge Agreement dated as of March 26, 1999 by RBF Finance Co. in favor of United States Trust Company. (Filed as Exhibit 10.16 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.53 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine IV). (Filed as Exhibit
            10.17 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.54 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine VII). (Filed as Exhibit
            10.18 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.55 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Falcon 100). (Filed as Exhibit
            10.19 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.56 - Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine I). (Filed as Exhibit
            10.20 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.57 - Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine II). (Filed as Exhibit
            10.21 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.58 - First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to R&B Finance Co. (Harvey Ward). (Filed as Exhibit
            10.22 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.59  - First Naval Mortgage dated April 12, 1999 by R&B Falcon
            Corporation to R&B Finance Co. (W.D. Kent). (Filed as Exhibit 10.23 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.60 - First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and R&B Finance Co. (Falrig 82). (Filed as Exhibit 10.24 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

   10.61 - Performance Bond dated January 31, 2000 from Travelers Casualty and Surety Company of America and American Home Assurance Company, RBF Exploration II Inc., as principal unto BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee. (Filed as
            Exhibit 10.317 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.62 - Indemnity Agreement dated as of January 31, 2000 from R&B Falcon Corporation and RBF Exploration II Inc. in favor of Travelers Casualty and Surety Company of America and American Home Assurance Company. (Filed as Exhibit 10.318 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.63 - First Naval Mortgage dated February 2, 2000 made by BTM Capital Corporation in favor of Chase Bank of Texas, National Association., as indenture trustee. (Filed as Exhibit 10.319 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.64 - Construction Supervisory Agreement dated as of February 1, 2000 among BTM Capital Corporation, RBF Exploration Co. and RBF Exploration II Inc. (Filed as Exhibit 10.320 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.65 - Equipment Sale and Funding Agreement dated 1 February 2000 between RBF Exploration Co. and BTM Capital Corporation. (Filed as
            Exhibit 10.321 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.66  - Novation Agreement dated 1 February 2000 among Hyundai
            Corporation, Hyundai Heavy Industries Co., Ltd., RBF Exploration Co. and BTM Capital Corporation. (Filed as Exhibit 10.322 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.67 - Acknowledgment of Rig Ownership and Ratification of Operation and Maintenance Agreement dated as of February 1, 2000 among R&B Falcon Corporation, RBF Exploration Co. and BTM Capital Corporation. (Filed as Exhibit 10.323 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.68 - Performance Guarantee dated as of February 1, 2000 made by R&B Falcon Corporation in favor of RBF Exploration Co., BTM Capital Corporation, Travelers Casualty and Surety Company of America, American Home Assurance Company and Chase Bank of Texas, National Association, as indenture trustee. (Filed as Exhibit 10.324 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.69 - Bill of Sale dated February 1, 2000 from RBF Exploration Co. to BTM Capital Corporation. (Filed as Exhibit 10.325 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.70  - Acknowledgment of Independent Transaction dated as of February
            1, 2000 among RBF Exploration Co., BTM Capital Corporation, Chase Bank of Texas, National Association, as trustee, Victory Receivables Corporation, Anchor National Life Insurance Company, First SunAmerica Life Insurance Company and Parthenon Receivables Funding, L.L.C. (Filed as Exhibit 10.326 to R&B Falcon's Annual Report on Form 10-K for 1999 and incorporated herein by reference.)

   10.71 - Consent of Note Holder dated February 1, 2000 regarding the Note Purchase Agreement, Deepwater Nautilus, dated August 12, 1999, RBF Exploration Co. (Filed as Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 2000 and incorporated herein by reference.)

   10.72 - Consent of Surety dated February 1, 2000 regarding the Trust Indenture and Security Agreement dated August 12, 1999 as supplemental and amended by the Supplemental Indenture and Amendment dated February 1, 2000. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the First Quarter of 2000 and incorporated herein by reference.)

   10.73 - Contingent Undertaking dated as of June 2, 2000 between the Company and Sovereign Corporate Limited. (Filed as Exhibit 10.30 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 2000 and incorporated herein by reference.)

   10.74 - Operation and Maintenance Agreement dated as of June 2, 2000 among the Company, RBF Exploration Co., BTM Capital Corporation and R&B Falcon Deepwater (UK) Limited. (Filed as Exhibit 10.31 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 2000 and incorporated herein by reference.)

   10.75 - Consent of Note Holder dated as of May 2000 regarding the Note Purchase Agreement, Deepwater Nautilus, dated August 12, 1999. (Filed as Exhibit 10.32 to R&B Falcon's Quarterly Report on Form 10-Q for the Second Quarter of 2000 and incorporated herein by reference.)

   10.76 - Letter of Credit and Reimbursement Agreement among R&B Falcon Corporation, Credit Agricole Indosuez, Credit Lyonnais New York Branch, as syndication agent and Christiania Bank og Kreditkasse ASA, New York Branch, as administrative agent dated as of August 31, 2000. (Filed as Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.77 - Form of Security Agreement and Assignment of Earnings and Insurances dated as of August 31, 2000, made by R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch, as Collateral Agent. (Filed as Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.78 - Form of Indenture of First Naval Mortgage (J.W. McLean) between R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch dated August 31, 2000. (Filed as Exhibit 10.4 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.79 - Form of Indenture of First Naval Mortgage (J.T. Angel) between R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch dated August 31, 2000. (Filed as Exhibit 10.5 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.80 - Form of Indenture of First Naval Mortgage (Randolph Yost) between R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch dated August 31, 2000. (Filed as Exhibit 10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.81 - Form of Indenture of First Naval Mortgage (D.R. Stewart) between R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch dated August 31, 2000. (Filed as Exhibit 10.7 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.82 - Form of First Preferred Mortgage (George H. Galloway) between R&B Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York Branch dated August 31, 2000. (Filed as Exhibit 10.8 to R&B Falcon's Quarterly Report on Form 10-Q for the Third Quarter of 2000 and incorporated herein by reference.)

   10.83+ - Consulting Agreement dated January 31, 2001 between Paul B. Loyd,
            Jr. and R&B Falcon Corporation.

   21     - Schedule of Subsidiaries of the Company (not included as permitted by General Instruction I (2)(b) of Form 10-K.)

   23+    - Consent of Arthur Andersen LLP

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

__________________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

+ Filed herewith.

(b)  Reports on Form 8-K

     R&B Falcon filed three Current Reports on Form 8-K during the three months ended December 31, 2000: (1) Report filed on October 26, 2000 which included the Company's third quarter 2000 earnings release and a brief discussion of other recent significant events; (2) Report filed on October 27, 2000 which included various exhibits, including the Underwriting Agreement, related to the Company's Prospectus Supplement dated October 26, 2000; (3) Report filed December 5, 2000 announcing the results of the tender offer of the Company's 13 7/8% Senior Cumulative Redeemable Preferred Stock.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.


                             R&B FALCON CORPORATION

                             By    /s/ W. DENNIS HEAGNEY
                                _______________________________
                                       W. Dennis Heagney
                                       President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 19, 2001.



By   /s/ W. DENNIS HEAGNEY
     ______________________________
     W. Dennis Heagney
     President (Principal Executive Officer)



By   /s/ ROBERT L. LONG
     ______________________________
     Robert L. Long
     Vice President and Director
     (Principal Financial and Accounting Officer)



By   /s/ ERIC B. BROWN
     ___________________________________________________________
     Eric B. Brown
     Vice President, Secretary, General Counsel and Director