Form 10-Q
period 2001-03-31
R&B FALCON CORP
filed 2001-05-15
CIK 1045361

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                        COMMISSION FILE NUMBER 1-13729

                                  ----------

                            R&B FALCON CORPORATION
            (Exact name of registrant as specified in its charter)



               Delaware                         76-0544217
    (State or other jurisdiction             (I.R.S. Employer
  of incorporation or organization)         Identification No.)


            4 GREENWAY PLAZA
             HOUSTON, TEXAS                        77046
(Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (713) 232-7500

                                  ----------

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ----------   ----------

================================================================================

                             R&B FALCON CORPORATION

                               INDEX TO FORM 10-Q

                            QUARTER ENDED MARCH 31, 2001

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
            Two Months Ended March 31, 2001, One Month Ended January 31, 2001 and
            Three Months Ended March 31, 2000............................................   1

         Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000.........................................   2

         Condensed Consolidated Statements of Cash Flows
            Two Months Ended March 31, 2001, One Month Ended January 31, 2001 and
            Three Months Ended March 31, 2000............................................   3

         Notes to Condensed Consolidated Financial Statements............................   4

     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................  10

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..................  11

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings...........................................................  11

     ITEM 6. Exhibits and Reports on Form 8-K............................................  13

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements of R&B Falcon Corporation and its subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)


                                                     Two Months                  One Month                  Three Months
                                                   Ended March 31,            Ended January 31,             Ended March 31,
                                                       2001                        2001                         2000
                                               ----------------------      ----------------------      -----------------------
                                                  Post-Acquisition             Pre-Acquisition             Pre-Acquisition
                                               ----------------------      ----------------------      -----------------------
Operating Revenues                                    $232.2                     $ 128.6                       $210.9
------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
 Operating and maintenance                             143.5                       156.0                        169.9
 Depreciation and amortization                          66.8                        17.9                         44.2
 General and administrative                              3.2                        60.8                          6.8
------------------------------------------------------------------------------------------------------------------------------
                                                       213.5                       234.7                        220.9
Loss from Sale of Assets                                (2.2)                          -                         (0.4)
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                 16.5                      (106.1)                       (10.4)
------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense), Net
 Income (loss) from equity investees
  plus related revenues and expenses                     2.0                         0.4                         (3.6)
 Interest income                                         2.8                         1.6                          9.2
 Interest expense, net of amounts capitalized          (31.6)                      (21.4)                       (51.9)
 Other, net                                              0.3                         0.3                          0.2
------------------------------------------------------------------------------------------------------------------------------
                                                       (26.5)                      (19.1)                       (46.1)
------------------------------------------------------------------------------------------------------------------------------
Loss before Income Taxes and
 Minority Interest                                     (10.0)                     (125.2)                       (56.5)

Income Tax Expense (Benefit)                             3.0                       (34.0)                       (16.6)
Minority Interest                                        0.4                        (0.7)                        (1.8)
------------------------------------------------------------------------------------------------------------------------------
Net Loss                                               (12.6)                      (91.9)                       (41.7)
Preferred Stock Dividends and Accretion                    -                           -                         12.9
------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common Shareholders            $(12.6)                    $ (91.9)                      $(54.6)
==============================================================================================================================

                            See accompanying notes.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)
                                  (Unaudited)

                                                                        March 31,               December 31,
                                                                          2001                      2000
                                                                 --------------------     ---------------------
                                                                    Post-Acquisition          Pre-Acquisition
                                                                 --------------------     ---------------------
                                ASSETS

Cash and Cash Equivalents                                             $   154.7                   $  358.0
Accounts Receivable, less allowance for doubtful
  Accounts of $14.5 and $15.2                                             308.7                      294.5
Materials and Supplies                                                     61.6                       62.6
Other Current Assets                                                       37.7                       41.7
----------------------------------------------------------------------------------------------------------
   Total Current Assets                                                   562.7                      756.8
----------------------------------------------------------------------------------------------------------

Property and Equipment                                                  4,128.8                    4,634.0
Less Accumulated Depreciation                                              45.3                      835.0
----------------------------------------------------------------------------------------------------------
   Property and Equipment, net                                          4,083.5                    3,799.0
----------------------------------------------------------------------------------------------------------

Goodwill, net                                                           5,535.3                       85.5
Investments in and Advances to Unconsolidated Investees                    33.5                       30.1
Assets Held for Sale                                                      128.8                        --
Other Assets                                                              114.9                      123.5
----------------------------------------------------------------------------------------------------------
   Total Assets                                                       $10,458.7                   $4,794.9
==========================================================================================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts Payable                                                      $   135.2                   $  163.3
Accrued Income Taxes                                                       25.9                       17.7
Current Portion of Long-Term Debt                                          36.5                       41.4
Payable to affiliate                                                       26.8                        --
Other Current Liabilities                                                 128.5                       96.9
----------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                              352.9                      319.3
----------------------------------------------------------------------------------------------------------

Long-Term Debt                                                          3,189.8                    2,891.8
Deferred Income Taxes                                                     117.9                       56.0
Other Long-Term Liabilities                                                52.5                       70.4
----------------------------------------------------------------------------------------------------------
   Total Long-Term Liabilities                                          3,360.2                    3,018.2
----------------------------------------------------------------------------------------------------------

Minority Interest                                                         102.2                       81.9
----------------------------------------------------------------------------------------------------------

Ordinary Shares, $0.01 par value; 300,000,000 shares
   Authorized, 1,000,000 shares issued and outstanding
   at March 31, 2001, and 212,049,592 shares issued and
   Outstanding at December 31, 2000                                         --                         2.1
Additional Paid-in Capital                                              6,828.5                    1,458.1
Accumulated Deficit                                                      (185.1)                     (80.6)
Other                                                                       --                        (4.1)
----------------------------------------------------------------------------------------------------------
   Total Shareholder's Equity                                           6,643.4                    1,375.5
----------------------------------------------------------------------------------------------------------
   Total Liabilities and Shareholder's Equity                         $10,458.7                   $4,794.9
==========================================================================================================

                            See accompanying notes.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                       Two Months Ended             One Month Ended            Three Months Ended
                                                           March 31,                  January 31,                  March 31,
                                                              2001                       2001                          2000
                                                    -----------------------      ---------------------      ------------------------
                                                        Post-Acquisition            Pre-Acquisition              Pre-Acquisition
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $ (12.6)                    $(91.9)                      $ (41.7)
 Adjustments to reconcile net loss to
    Net cash (used in) provided by operating
     activities
   Depreciation and amortization                              66.8                       17.9                          44.2
   Deferred income taxes                                       0.3                      (35.1)                        (14.5)
   Equity in (earnings) loss of equity investees plus
    related revenues and expenses                             (2.0)                      (0.4)                          3.6

   Minority interest in income (loss) of
     Consolidated subsidiaries                                (0.4)                       0.7                           1.8
   Deferred compensation                                         -                        9.8                           0.9
   Loss on disposal of assets                                  2.2                          -                           0.4
   Deferred income, net                                       (4.4)                      (1.0)                            -
   Deferred expenses, net                                      3.5                        1.5                           6.3
   Amortization of debt fair value adjustments                (9.3)                         -                             -
 Changes in operating assets and liabilities, net of
  the effects of the TSF Merger
         Accounts receivable                                   7.2                      (22.2)                         24.6
         Accounts payable and accrued liabilities            (38.7)                      21.6                         (85.5)
         Payable to affiliate, net                            26.8                          -                             -
         Income taxes receivable/payable, net                  5.3                        2.9                          (9.8)
         Other assets/liabilities, net                        (1.9)                      61.2                         (12.6)
---------------------------------------------------------------------------------------------------------------------------
 Net Cash (Used in) Provided by Operating Activities          42.8                      (35.0)                        (82.3)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                       (147.0)                     (16.5)                       (126.1)
 Decrease in cash dedicated to capital projects                  -                        2.7                          80.6
 Proceeds from disposal of assets, net                         0.1                        0.2                             -
 Expenses paid relating to the contribution of the
  inland marine support vessel business                          -                       (1.9)                            -
 Sale of short-term investments                                  -                          -                         147.7
 Purchase of minority interest                                   -                      (34.7)                            -
 Other, net                                                      -                          -                          (2.6)
---------------------------------------------------------------------------------------------------------------------------
 Net Cash (Used in) Provided by Investing Activities        (146.9)                     (50.2)                         99.6
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments on debt obligations                               (6.2)                      (8.1)                            -
 Other, net                                                      -                        0.3                           3.6
---------------------------------------------------------------------------------------------------------------------------
 Net Cash (Used in) Provided by Financing Activities          (6.2)                      (7.8)                          3.6
---------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents        (110.3)                     (93.0)                         20.9
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period             265.0                      358.0                         255.1
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 $ 154.7                     $265.0                       $ 276.0
===========================================================================================================================

                            See accompanying notes.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Principles of Consolidation

   Effective January 31, 2001, a change of control occurred and R&B Falcon Corporation is now an indirect wholly owned subsidiary of Transocean Sedco Forex Inc. ("Transocean") (see Note 3).

   The accompanying condensed consolidated financial statements include the accounts of R&B Falcon Corporation and its consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for unconsolidated investees.

   The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

Note 2 - GENERAL

   Basis of Consolidation - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Cash and Cash Equivalents - At March 31, 2001, $44.9 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling as ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 between the Company, Arcade and Transocean. Such restrictions preclude the Company from borrowing any cash from Arcade.

   As a result of the project financing in 1999 for the Deepwater Nautilus, the Company is required to maintain in cash certain principal and interest payments. As of March 31, 2001 and December 31, 2000, such restricted cash amounted to $16.8 million and $19.5 million, respectively, and has been classified as Other Assets.

   Goodwill - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (see Note 3). The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of March 31, 2001 and December 31, 2000 totaled $23.2 million and $4.2 million, respectively.

   Capitalized Interest - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $3.3 million, $1.4 million and $17.2 million for the two months ended March 31, 2001, the one month ended January 31, 2001 and the three months ended March 31, 2000, respectively.

   Earnings per Share - The Company will no longer present earnings per share information as the Company is now a indirect wholly owned subsidiary of Transocean (see Note 3).

  Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  Interim Financial Information - The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

   Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

NOTE 3 - BUSINESS COMBINATION

   On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million ordinary shares of Transocean. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition". The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF Merger and are designated as "Post-Acquisition".

   In January 2001, in connection with the TSF Merger, the Company recorded expense of approximately $58.0 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

   In conjunction with the TSF Merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through March 31, 2001, approximately $7.0 million of these costs were paid. The Company expects that substantially all of the remaining amounts will be paid by the end of 2001.

   Unaudited pro forma operating results, assuming the TSF Merger occurred on January 1 of the respective years, are as follows:

                                                  Three Months Ended
                                          ----------------------------------
                                                       March 31,
                                          ----------------------------------
                                                   2001                2000
                                          ----------------------------------
                                                    (In millions)
Operating Revenues                               $358.1              $204.2
Net Loss                                          (26.9)              (77.1)

                    R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  The pro forma information includes adjustments for additional depreciation based on the fair market value of the property and equipment, amortization of goodwill, decreased interest expense from the fair value of debt, the elimination of the results of operations of the Company's inland marine support vessel business which was disposed of in connection with the closing of the TSF Merger and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the TSF Merger been effected on the assumed date or the results of operations for any future periods.

NOTE 4 - DEBT

  Tender and Redemption - On March 5, 2001, the Company commenced a tender offer for all of the outstanding 11.375% Senior Secured Notes due 2009 of its affiliate RBF Finance Co. (the "Securities"). On April 10, 2001, with all of the outstanding Securities being tendered, the Company paid $1,225.10 plus accrued interest of $7.90 (total price including accrued interest of $1,233.00) for each $1,000 principal amount of Securities purchased in the offer.

  Concurrently with the offer, RBF Finance Co. called its 11% Senior Secured Notes due 2006 and its 12.25% Senior Notes due 2006, and on April 6, 2001, the Company paid a redemption price of $1,252.82 plus accrued interest of $6.42 (total redemption price including accrued interest of $1,259.24) for each $1,000 principal amount of the 11% Senior Secured Notes due 2006, and a redemption price of $1,306.75 plus accrued interest of $7.15 (total redemption price including accrued interest of $1,313.90) for each $1,000 principal amount of the 12.25% Senior Notes due 2006.

  As a result, the Company expects to incur an estimated $18.1 million extraordinary loss, net of tax, in the second quarter of 2001 relating to the early extinguishment of this debt.

  The TSF Merger constituted a "change of control" of the Company's wholly owned subsidiary Cliffs Drilling Company ("Cliffs Drilling"), as defined in the indenture for the 10.25% Senior Notes due 2003. Subsequent to the TSF Merger and pursuant to the indenture, Cliffs Drilling issued and delivered a notice of change of control and offer to purchase to the holders. On March 30, 2001, Cliffs Drilling repurchased approximately $0.1 million principal amount of the 10.25% Senior Notes due 2003 that were tendered pursuant to this offer. See Note 8.

  Transocean provided the Company with sufficient funds to pay for all securities purchased pursuant to the offers and redemptions. Transocean provided these funds from proceeds from a $1.3 billion debt offering.

  Letters of Credit - The Company had letters of credit outstanding at March 31, 2001 totaling $53.6 million under a $70.0 million letter of credit facility entered into with three banks on August 31, 2000. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively, because the Company's senior unsecured debt ratings were raised to investment grade rated levels by the credit rating agencies effective January 31, 2001. This facility, which matures in April 2004, was amended in March 2001 to eliminate most restrictive covenants but still requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five of the Company's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

NOTE 5 - SEGMENTS

  The Company previously reported its operations in five segments; however, as a result of the TSF Merger, the Company's operations have been aggregated into two reportable segments, International and U.S. Floater Contract Drilling Services segment, consisting of high specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other offshore support services, and Gulf of Mexico Shallow and Inland Water segment, consisting of jackup and submersible drilling rigs and inland drilling barges. The Gulf of Mexico Shallow and Inland Water segment includes the results of the inland marine support vessel business for the one month ended January 31, 2001 and three months ended March 31, 2000 (see Note 3). Prior period amounts have been restated to reflect the change in reportable segments. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  Operating revenues and income (loss) before income taxes and minority interest by segment were as follows (in millions):

                                                               Two Months                 One Month                Three Months
                                                             Ended January 31,           Ended March 31,          Ended March 31,
                                                                  2001                       2001                       2000
                                                      ----------------------      ----------------------      ---------------------
                                                         Post - Acquisition           Pre - Acquisition          Pre - Acquisition
                                                      ----------------------      ----------------------      ---------------------
Operating Revenues
   International and U.S. Floater Contract Drilling
    Services                                                   $156.1                     $  95.3                     $158.1
   Gulf of Mexico Shallow and Inland Water                       82.0                        37.0                       55.2
  Elimination of intersegment revenues                           (5.9)                       (3.7)                      (2.4)
                                                         ------------------          ------------------          -----------------
       Total Operating Revenues                                 232.2                       128.6                      210.9
                                                         ------------------          ------------------          -----------------

Income (Loss) before Income Taxes and Minority Interest
   International and U.S. Floater Contract Drilling
    Services                                                   $  6.7                     $   7.6                     $  8.2
   Gulf of Mexico Shallow and Inland Water                       13.0                       (52.9)                     (11.8)
                                                         ------------------          ------------------          -----------------
                                                                 19.7                       (45.3)                      (3.6)
Unallocated general and administrative                           (3.2)                      (60.8)                      (6.8)
Unallocated other income (expense)                              (26.5)                      (19.1)                     (46.1)
                                                         ------------------          ------------------          -----------------
       Total Loss before Income Taxes and Minority
        Interest                                               $(10.0)                    $(125.2)                    $(56.5)
                                                         ==================          ==================          =================

  Total assets by segment at March 31, 2001 and December 31, 2000 were as follows:

                                                                            March 31,            December 31,
                                                                              2001                   2000
                                                                      ------------------     ------------------
                                                                                     (In millions)
International and U.S. Floater Contract Drilling Services                      $ 7,370.5               $3,126.5
Gulf of Mexico Shallow and Inland Water                                          2,918.5                1,164.6
Unallocated Corporate                                                              169.7                  503.8
                                                                      ------------------     ------------------
  Total Assets                                                                 $10,458.7               $4,794.9
                                                                      ==================     ==================

NOTE 6 - OTHER

  Purchase of Minority Interest - In January 2001, the Company purchased for $34.7 million the approximate 13.6% minority interest in Reading and Bates Development Company ("Devco"), which was owned by former directors and employees of the Company and directors and employees of Devco. As a result, Devco is now a wholly owned subsidiary of the Company. The purchase price was based on a valuation by a third party advisor. In connection with the purchase, a $0.3 million bonus was paid to Richard A. Pattarozzi, a former director of the Company and a current director of Transocean.

  Turnkey Operations - The Company conducts turnkey drilling operations through Cliffs Drilling. Two turnkey wells initiated by Cliffs Drilling during the fourth quarter of 2000 encountered downhole problems and the Company took a charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. In the first quarter of 2001, Cliffs Drilling encountered additional downhole problems with these wells and four additional wells, and as a result, the Company recorded a charge against earnings of $0.3 million and $4.4 million for the two months ended March 31, 2001 and the one month ended January 31, 2001, respectively.

     Subsequent to the TSF Merger, Transocean's management decided that Cliffs Drilling will no longer accept turnkey contracts but will complete turnkey contracts to which it is committed. The Company expects to fulfill all turnkey commitments by the end of the second quarter of 2001. See Note 8.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

   Assets Held for Sale - Subsequent to the TSF Merger, Transocean's management informed the Company of its intent to sell its land and barge drilling business in Venezuela, consisting of 11 wholly owned and two partially owned land rigs and three lake barges, provided it is able to realize an acceptable purchase price. In addition, Transocean's management has also identified certain idle marine contract drilling assets for disposal.

NOTE 7 - CONTINGENCIES

   In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitrators ruled that Mobil did have the right to terminate the contract and the counterclaim against the Company is proceeding. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company is in the process of preparing its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. Court approval of the settlement is expected during the fourth quarter of 2001; however, the Company can give no assurance that this approval will be obtained. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001, and the Company does not believe the settlement had a material adverse effect on its business or consolidated financial position.

   A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleges that the Company failed to return one of the rigs in the agreed upon condition and seeks continued bareboat charter fees, unspecified costs for repairs and attorneys' fees. The Company disputes the allegation that charter fees have continued to accrue and disputes the nature and extent of any needed repairs. The Company has recently reached an agreement in principle to settle the dispute, although no binding settlement agreement has been executed. The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or consolidated financial position.

   The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and

                    R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

NOTE  8 - SUBSEQUENT EVENT

  On April 19, 2001, the Company announced that Cliffs Drilling called for redemption its 10.25% Senior Notes due 2003. The notes, which have an aggregate principal amount of approximately $200.0 million, will be redeemed on May 18, 2001 at a redemption price of $1,025.00 per $1,000 principal amount plus accrued and unpaid interest. As a result, the Company expects to record, net of tax, an estimated $1.4 million extraordinary gain in the second quarter of 2001 relating to the early extinguishment of this debt.

  In April 2001, the Company completed the phase out of its turnkey operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction H(2)(a) of Form 10-Q.

BUSINESS COMBINATION

   On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF
Merger").   The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million ordinary shares of Transocean. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition". The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF Merger and are designated as "Post-Acquisition".

   In January 2001, in connection with the TSF Merger, the Company recorded expense of approximately $58.0 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

   In conjunction with the TSF Merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through March 31, 2001, approximately $7.0 million of these costs were paid. The Company expects that substantially all of the remaining amounts will be paid by the end of 2001.

OPERATING RESULTS

    Three months ended March 31, 2001 compared to three months ended March 31, 2000

  Net loss for the three months ended March 31, 2001 was $104.5 million compared to a net loss of $54.6 million for the same period in 2000. Operating revenues increased $149.9 million primarily as a result of increased utilization. Operating and maintenance expense increased $129.6 million as a result of a $64.0 million charge recorded as a reserve against contingent notes (see above) and increased utilization. Depreciation and amortization expense increased $40.5 million primarily as a result of the TSF Merger with its resulting goodwill amortization and increased depreciation from property and equipment fair value adjustments (see " Business Combination"), as well as depreciation expense in 2001 for three newbuild drilling units placed into service in the second half of 2000. General and administrative expenses increased $57.2 million also as a result of the TSF Merger. General and administrative expenses for the month ended January 31, 2001 included an investment advisory fee of $19.6 million, termination benefits of $25.1 million to seven employees in accordance with employment contracts, and a $9.5 million charge due to the acceleration of vesting of certain stock options and unearned compensation of restricted stock grants previously awarded to certain employees.

Forward-Looking Information

  The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this interim report include, but are not limited to, planned redemption of debt, results and effects of legal proceedings and timing of the sale of the land and barge drilling business in Venezuela. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, delays or termination of drilling contracts due to a number of events, cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this interim report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information called for by this item has been omitted in accordance with the reduced disclosure format as permitted by General Instruction H (2)(c) of Form 10-Q.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitrators ruled that Mobil did have the right to terminate the contract and the counterclaim against the Company is proceeding. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company is in the process of preparing its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs

Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. Court approval of the settlement is expected during the fourth quarter of 2001; however, the Company can give no assurance that this approval will be obtained. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001, and the Company does not believe the settlement had a material adverse effect on its business or consolidated financial position.

   A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleges that the Company failed to return one of the rigs in the agreed upon condition and seeks continued bareboat charter fees, unspecified costs for repairs and attorneys' fees. The Company disputes the allegation that charter fees have continued to accrue and disputes the nature and extent of any needed repairs. The Company has recently reached an agreement in principle to settle the dispute, although no binding settlement agreement has been executed. The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or consolidated financial position.

   The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:


   NUMBER                                             DESCRIPTION
   ------                                             -----------
   *2.1         Agreement and Plan of Merger, dated as of August 19, 2000, among Transocean Sedco Forex
                Inc., Transocean Holdings Inc., TSF Delaware Inc., and R&B Falcon Corporation. (Filed as
                Exhibit 2.1 to R&B Falcon's Current Report on Form 8-K filed on August 22, 2000 and incorporated herein by reference.)

   *3.1         Amended and Restated Certificate of Incorporation of R&B Falcon. (Filed as Exhibit 3.1
                to R&B Falcon's Annual Report on Form 10-K for 1997 and incorporated herein by reference.)

   *3.2         Certificate of Merger of TSF Delaware Inc. with and into R&B Falcon filed with the
                Secretary of State of the State of Delaware on January 31, 2001 (Filed as Exhibit 3.2 to
                R&B Falcon's Annual Report on Form 10-K for 2000 and incorporated herein by reference.)

__________
* Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on February 1, 2001, February 14, 2001 and February 26, 2001 to report the occurrence of a change of control after the merger with Transocean, to report a change in its independent accountants and to announce its operating results for the year ended December 31, 2000, respectively. The Company also filed a Current Report on Form 8-K/A on March 26, 2001 to report a change in its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 14, 2001.

                                         R&B FALCON CORPORATION



                              By:   /s/ Robert L. Long
                                    --------------------------------------------
                                    Robert L. Long
                                    Vice President and Director
                                    (Principal Financial and Accounting Officer)



                              By:   /s/ Ricardo H. Rosa
                                    --------------------------------------------
                                    Ricardo H. Rosa
                                    Vice President