Form 10-Q
period 2001-06-30
R&B FALCON CORP
filed 2001-08-14
CIK 1045361

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         Commission file number 1-13729

                                 ______________


                             R&B FALCON CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ______________

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

                                 ______________

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X    No
                                                     ---      ---

================================================================================

                             R&B FALCON CORPORATION

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION
------------------------------
   ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Statements of Operations
        Three Months Ended June 30, 2001 and 2000. . . . . . . . . . . . . . . . . .  1

      Condensed Consolidated Statements of Operations
        Five Months Ended June 30, 2001, One Month Ended January 31, 2001 and
        Six Months Ended June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . .  2

      Condensed Consolidated Balance Sheets
        June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . . . . . .  3

      Condensed Consolidated Statements of Cash Flows
        Five Months Ended June 30, 2001, One Month Ended January 31, 2001 and
        Six Months Ended June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . .  4

      Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .  5

   ITEM 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 11

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . 12

PART II - OTHER INFORMATION
---------------------------

   ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

   ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The condensed consolidated financial statements of R&B Falcon Corporation and its consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                  R&B FALCON CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                                            Three Months Ended    Three Months Ended
                                                                              June 30, 2001         June 30, 2000
                                                                           --------------------  --------------------
                                                                             Post-Acquisition      Pre-Acquisition
                                                                           --------------------  --------------------
                                                                                         (In millions)

Operating Revenues                                                         $             352.2   $             222.5
---------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                                              178.1                 172.9
  Depreciation                                                                            63.9                  44.4
  Goodwill amortization                                                                   34.8                   0.6
  General and administrative                                                               0.6                   6.4
---------------------------------------------------------------------------------------------------------------------
                                                                                         277.4                 224.3
---------------------------------------------------------------------------------------------------------------------
Gain (Loss) from Sale of Assets                                                            0.7                  (1.3)
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          75.5                  (3.1)
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense), Net
  Equity in earnings of joint ventures                                                     2.7                   5.2
  Interest income                                                                          3.5                   4.2
  Interest expense, net of amounts capitalized                                           (44.9)                (50.6)
  Other, net                                                                              (0.3)                  0.8
---------------------------------------------------------------------------------------------------------------------
                                                                                         (39.0)                (40.4)
---------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes, Minority
   Interest and Extraordinary Item                                                        36.5                 (43.5)

Income Tax Expense (Benefit)                                                              29.6                 (11.3)
Minority Interest in Income (Loss)                                                        (0.2)                  1.5
---------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item                                                    7.1                 (33.7)

Loss on Extraordinary Item, Net of Tax                                                   (17.3)                    -
---------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                 (10.2)                (33.7)

Preferred Stock Dividends and Accretion                                                      -                  13.3
---------------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Common Shareholders                                 $             (10.2)  $             (47.0)
=====================================================================================================================

                             See accompanying notes.

                                         R&B FALCON CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                               Five Months Ended    One Month Ended     Six Months Ended
                                                                 June 30, 2001      January 31, 2001     June 30, 2000
                                                              -------------------  ------------------  ------------------
                                                               Post-Acquisition     Pre-Acquisition     Pre-Acquisition
                                                              -------------------  ------------------  ------------------
                                                                                     (In millions)

Operating Revenues                                            $            584.4   $           128.6   $           440.6
-------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                                321.6               156.0               357.8
  Depreciation                                                             107.5                17.7                88.1
  Goodwill amortization                                                     58.0                 0.2                 1.1
  General and administrative                                                 3.8                60.8                13.2
-------------------------------------------------------------------------------------------------------------------------
                                                                           490.9               234.7               460.2
-------------------------------------------------------------------------------------------------------------------------
Loss from Sale of Assets                                                    (1.5)                  -                (1.7)
-------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                     92.0              (106.1)              (21.3)
-------------------------------------------------------------------------------------------------------------------------
Other Income (Expense), Net
  Equity in earnings of joint ventures                                       4.7                 0.4                 4.0
  Interest income                                                            6.3                 1.6                18.8
  Interest expense, net of amounts capitalized                             (76.5)              (21.4)             (102.5)
  Other, net                                                                   -                 0.3                 1.0
-------------------------------------------------------------------------------------------------------------------------
                                                                           (65.5)              (19.1)              (78.7)
-------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes, Minority
    Interest and Extraordinary Item                                         26.5              (125.2)             (100.0)

Income Tax Expense (Benefit)                                                32.6               (34.0)              (27.9)
Minority Interest in Income (Loss)                                          (0.6)                0.7                 3.3
-------------------------------------------------------------------------------------------------------------------------
Loss Before Extraordinary Item                                              (5.5)              (91.9)              (75.4)

Loss on Extraordinary Item, Net of Tax                                     (17.3)                  -                   -
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                   (22.8)              (91.9)              (75.4)

Preferred Stock Dividends and Accretion                                        -                   -                26.2
-------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common Shareholders                    $            (22.8)  $           (91.9)  $          (101.6)
=========================================================================================================================

                             See accompanying notes.

                              R&B FALCON CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)


                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                        -----------------  ---------------
                                                                        Post-Acquisition   Pre-Acquisition
                                                                        -----------------  ---------------
                                                                         (In millions, except share data)

                                             ASSETS
Cash and Cash Equivalents                                               $            44.5   $        358.0
Accounts Receivable, net of allowance for doubtful accounts of $10.6
    and $15.2 at June 30, 2001 and December 31, 2000, respectively                  337.4            288.6
Receivable from Related Parties                                                      38.8              5.9
Materials and Supplies, net of allowance for obsolescence of $7.9 and
    $8.7 at June 30, 2001 and December 31, 2000, respectively                        63.3             62.6
Other Current Assets                                                                 34.0             41.7
----------------------------------------------------------------------------------------------------------
    Total Current Assets                                                            518.0            756.8
----------------------------------------------------------------------------------------------------------

Property and Equipment                                                            4,143.5          4,634.0
Less Accumulated Depreciation                                                       106.9            835.0
----------------------------------------------------------------------------------------------------------
    Property and Equipment, net                                                   4,036.6          3,799.0
----------------------------------------------------------------------------------------------------------

Goodwill, net                                                                     5,516.5             85.5
Investments in and Advances to Joint Ventures                                        36.2             30.1
Assets Held for Sale                                                                121.7                -
Other Assets                                                                        131.5            123.5
----------------------------------------------------------------------------------------------------------
    Total Assets                                                        $        10,360.5   $      4,794.9
==========================================================================================================

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                        $           65.4   $       157.8
Accrued Income Taxes                                                                36.4            17.7
Debt Due Within One Year                                                            37.2            41.4
Payable to Related Parties                                                          77.5             5.5
Other Current Liabilities                                                          129.2            96.9
---------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                      345.7           319.3
---------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   1,744.8         2,891.8
Long-Term Advances from Related Party                                            1,346.6               -
Deferred Income Taxes                                                              138.6            56.0
Other Long-Term Liabilities                                                         50.5            70.4
---------------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                                  3,280.5         3,018.2
---------------------------------------------------------------------------------------------------------

Minority Interest                                                                  101.3            81.9
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Common Stock, $0.01 par value; 550,000,000 shares
    authorized, 1,000,000 and 212,049,592 shares issued and
    outstanding at June 30, 2001 and December 31, 2000, respectively                   -             2.1
Additional Paid-in Capital                                                       6,828.6         1,458.1
Accumulated Deficit                                                               (195.6)          (80.6)
Other                                                                                  -            (4.1)
---------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                   6,633.0         1,375.5
---------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                          $       10,360.5   $     4,794.9
=========================================================================================================

                             See accompanying notes.

                                           R&B FALCON CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


                                                                  Five Months Ended    One Month Ended     Six Months Ended
                                                                    June 30, 2001      January 31, 2001     June 30, 2000
                                                                 -------------------  ------------------  ------------------
                                                                  Post-Acquisition     Pre-Acquisition     Pre-Acquisition
                                                                 -------------------  ------------------  ------------------
                                                                                        (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $          (22.8)  $           (91.9)  $           (75.4)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
        Depreciation                                                          107.5                17.7                88.1
        Goodwill amortization                                                  58.0                 0.2                 1.1
        Deferred income taxes                                                   3.4               (35.1)              (40.5)
        Equity in earnings of joint ventures                                   (4.7)               (0.4)               (4.0)
        Net loss from disposal of assets                                        1.6                   -                 1.7
        Amortization of debt fair value adjustments                           (19.4)                  -                   -
        Deferred compensation                                                     -                 9.8                 1.7
        Deferred income, net                                                    0.7                (1.0)                  -
        Deferred expenses, net                                                 12.6                 1.5                17.0
          Extraordinary loss on debt extinguishment, net of tax                17.3                   -                   -
          Changes in operating assets and liabilities, net of
           effects from the TSF Merger
            Accounts receivable                                               (26.3)              (22.2)               35.3
            Accounts payable and other current liabilities                    (96.4)               21.6               (86.8)
            Receivable/payable to related parties, net                         39.2                   -                   -
            Income taxes receivable/payable, net                               25.1                 2.9                (1.2)
            Other assets/liabilities, net                                     (32.8)               61.2               (22.2)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                            63.0               (35.7)              (85.2)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (182.8)              (16.5)             (202.2)
   Decrease (increase) in cash dedicated to capital projects                   (1.0)                2.7                92.8
   Proceeds from disposal of assets, net                                       28.1                 0.2                 0.2
   Expenses paid relating to the contribution of the inland
     marine support vessel business                                            (0.2)               (1.9)                  -
   Sale of short-term investments                                                 -                   -               236.9
   Purchase of minority interest                                                  -               (34.7)                  -
   Other, net                                                                  (1.3)                  -               (13.2)
----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                          (157.2)              (50.2)              114.5
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from long-term advances from related party                  1,346.6                   -                   -
   Early repayments of debt instruments                                    (1,457.9)                  -                   -
   Other repayments of debt instruments                                        (9.2)               (8.1)               (3.3)
   Other, net                                                                  (5.8)                1.0                13.7
----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                          (126.3)               (7.1)               10.4
----------------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                         (220.5)              (93.0)               39.7
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                              265.0               358.0               255.1
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $             44.5   $           265.0   $           294.8
============================================================================================================================

                             See accompanying notes.

                     R&B FALCON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     Effective January 31, 2001, a change of control occurred and R&B Falcon Corporation is now an indirect wholly owned subsidiary of Transocean Sedco Forex Inc. ("Transocean"). See Note 3.

     The accompanying condensed consolidated financial statements include the accounts of R&B Falcon Corporation and its consolidated subsidiaries (the "Company"). Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned 50 percent or more where the Company does not have significant influence or control over the day-to-day operations of the joint venture.

     The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

NOTE 2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United
States for complete financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     CASH AND CASH EQUIVALENTS - At June 30, 2001, $38.0 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling as ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 between the Company, Arcade and Transocean. Such restrictions preclude the Company from borrowing any cash from Arcade.

     As a result of the project financing in 1999 for the Deepwater Nautilus, the Company is required to maintain in cash certain principal and interest payments. As of June 30, 2001 and December 31, 2000, such restricted cash amounted to $17.9 million and $19.5 million, respectively, and has been classified as Other Assets.

     SUPPLEMENTARY CASH FLOW INFORMATION - Concurrent with the TSF Merger (as defined in Note 3), the Company removed certain non-strategic assets from the active rig fleet and categorized them as assets held for sale. This has been reflected in the condensed consolidated balance sheets as a decrease in Property and Equipment of $143.6 million with a corresponding increase in Other Assets.

     GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of June 30, 2001 and December 31, 2000 was $58.0 million and $4.2 million, respectively. See Note 3.

     CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $5.6 million and $18.4 million for the three months ended June 30, 2001 and 2000, respectively, and $8.9 million, $1.4 million and $35.6 million for the five months ended June 30, 2001, the one month ended January 31, 2001 and the six months ended June 30, 2000, respectively.

     SEGMENTS - The Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 5.

                     R&B FALCON CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS - (CONTINUED)
                                   (Unaudited)

     EARNINGS PER SHARE - The Company will no longer present earnings per share information as the Company is now an indirect wholly owned subsidiary of Transocean. See Note 3.

     INTERIM FINANCIAL INFORMATION - The financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company will adopt SFAS No. 141 as of July 1, 2001. The adoption of the new statement will have no effect on the results of operations or the consolidated financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $127.8 million of goodwill amortization expense.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 3 - BUSINESS COMBINATION

     On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million Transocean ordinary shares. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition." The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF
Merger  and  are  designated  as  "Post-Acquisition."

     In January 2001, in connection with the TSF Merger, the Company recorded expense of approximately $58.0 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

                     R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS - (CONTINUED)
                                   (Unaudited)

     In conjunction with the TSF Merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through June 30, 2001, approximately $9.9 million of these costs were paid. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

     Unaudited pro forma combined operating results of the Company and Transocean assuming the TSF Merger was completed as of January 1, 2001 and 2000, respectively, are as follows:

                            Six Months Ended
                                June 30,
                           -----------------
                             2001      2000
                           -------  --------
                             (In millions)

Operating revenues         $710.3   $ 425.7
Net loss                    (37.1)   (148.5)

     The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment, the amortization of goodwill arising from the transaction, decreased interest expense from the fair value of debt, the elimination of the results of operations of the Company's inland marine support vessel business which was disposed of in connection with the closing of the TSF Merger and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

NOTE 4 - DEBT

     Redeemed and Repurchased Debt - On March 29, 2001, the Company redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, the Company acquired pursuant to a tender offer all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and the Company redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with Transocean's acquisition of the Company, Cliffs Drilling Company, a wholly owned subsidiary of the Company ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million in the second quarter of 2001 relating to the early extinguishment of this debt.

     The Company obtained sufficient funds to pay for all securities purchased pursuant to the offers and redemptions from borrowings under a revolving credit agreement with Transocean. See Note 8.

     Letters of Credit - The Company had letters of credit outstanding at June 30, 2001 totaling $54.2 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The letter of credit amount outstanding guarantees various contract bidding and insurance activities.

                     R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS - (CONTINUED)
                                   (Unaudited)

NOTE 5 - SEGMENTS

     The Company previously reported its operations in five segments, however, as a result of the TSF Merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and U.S. inland drilling barges. The Gulf of Mexico Shallow and Inland Water segment includes the results of the inland marine support vessel business for the one month ended January 31, 2001 and the three and six months ended June 30, 2000. See Note 3. Prior period amounts have been restated to reflect the change in reportable segments. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

     Operating revenues and income (loss) before income taxes, minority interest and extraordinary item by segment are as follows:

                                                                     Three Months Ended    Three Months Ended
                                                                       June 30, 2001         June 30, 2000
                                                                    --------------------  --------------------
                                                                      Post-Acquisition      Pre-Acquisition
                                                                    --------------------  --------------------
                                                                                  (In millions)

Operating Revenues
   International and U.S. Floater Contract Drilling Services        $             213.6   $             155.5
   Gulf of Mexico Shallow and Inland Water                                        138.9                  71.0
   Elimination of intersegment revenues                                            (0.3)                 (4.0)
                                                                    --------------------  --------------------
       Total Operating Revenues                                                   352.2                 222.5
                                                                    --------------------  --------------------

Income (Loss) Before Income Taxes, Minority Interest and
   Extraordinary Item
   International and U.S. Floater Contract Drilling Services        $              44.2   $               8.0
   Gulf of Mexico Shallow and Inland Water                                         31.9                  (4.7)
                                                                    --------------------  --------------------
                                                                                   76.1                   3.3
Unallocated general and administrative expense                                     (0.6)                 (6.4)
Unallocated other income (expense)                                                (39.0)                (40.4)
                                                                    --------------------  --------------------
       Total Income (Loss) Before Income Taxes, Minority Interest
        and Extraordinary Item                                      $              36.5   $             (43.5)
                                                                    ====================  ====================

                                                                Five Months Ended    One Month Ended     Six Months Ended
                                                                  June 30, 2001      January 31, 2001     June 30, 2000
                                                               -------------------  ------------------  ------------------
                                                                Post-Acquisition     Pre-Acquisition     Pre-Acquisition
                                                               -------------------  ------------------  ------------------
                                                                                       (In millions)
Operating Revenues
   International and U.S. Floater Contract Drilling Services   $            369.7   $            95.3   $           320.8
   Gulf of Mexico Shallow and Inland Water                                  220.9                37.0               127.6
   Elimination of intersegment revenues                                      (6.2)               (3.7)               (7.8)
                                                               -------------------  ------------------  ------------------
       Total Operating Revenues                                             584.4               128.6               440.6
                                                               -------------------  ------------------  ------------------

Income (Loss) Before Income Taxes, Minority Interest and
   Extraordinary Item
   International and U.S. Floater Contract Drilling Services   $             50.6   $             7.6   $             8.4
   Gulf of Mexico Shallow and Inland Water                                   45.2               (52.9)              (16.5)
                                                               -------------------  ------------------  ------------------
                                                                             95.8               (45.3)               (8.1)
Unallocated general and administrative expense                               (3.8)              (60.8)              (13.2)
Unallocated other income (expense)                                          (65.5)              (19.1)              (78.7)
                                                               -------------------  ------------------  ------------------
       Total Income (Loss) Before Income Taxes, Minority
        Interest and Extraordinary Item                        $             26.5   $          (125.2)  $          (100.0)
                                                               ===================  ==================  ==================

                     R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS - (CONTINUED)
                                   (Unaudited)

     Total assets by segment are as follows:

                                                              June 30,    December 31,
                                                                2001          2000
                                                            -----------  -------------
                                                                 (In millions)

International and U.S. Floater Contract Drilling Services   $   7,365.1  $     3,126.5
Gulf of Mexico Shallow and Inland Water                         2,897.8        1,164.6
Unallocated Corporate                                              97.6          503.8
                                                            -----------  -------------
   Total Assets                                             $  10,360.5  $     4,794.9
                                                            ===========  =============

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

     Turnkey Operations - The Company conducted turnkey drilling operations through Cliffs Drilling. Two turnkey wells initiated by Cliffs Drilling during the fourth quarter of 2000 encountered downhole problems and the Company took a charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. In the first quarter of 2001, Cliffs Drilling encountered additional downhole problems with these wells and four additional wells, and as a result, the Company recorded a charge against earnings of $0.3 million and $4.4 million for the two months ended March 31, 2001 and the one month ended January 31, 2001, respectively. No additional charges were recorded in the second quarter of 2001.

     Subsequent to the TSF Merger, management decided that Cliffs Drilling would no longer accept turnkey contracts but would complete turnkey contracts to which it is committed. The Company fulfilled its remaining turnkey commitments in April 2001.

     Assets Held for Sale - Subsequent to the TSF Merger, management announced its intent to sell its land and barge drilling business in Venezuela, consisting at the time of 11 wholly owned and two partially owned land rigs and three lake barges, provided it is able to realize an acceptable sale price. In addition, management has also identified certain idle marine contract drilling assets and certain other non-strategic operating assets for disposal.

     During the second quarter of 2001, the Company sold certain non-strategic assets. The Company received net proceeds of approximately $26.4 million. These sales had no material effect on the Company's results of operations.

NOTE 7 - CONTINGENCIES

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge to whom the case was transferred has not yet indicated when he will consider the proposed settlement. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleged that the Company failed to return one of the rigs in the agreed upon condition and sought continued bareboat charter fees, unspecified costs for repairs and attorneys'

                     R&B FALCON CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS - (CONTINUED)
                                   (Unaudited)

fees. The Company disputed the allegation that charter fees had continued to accrue and disputed the nature and extent of any needed repairs. This case was settled in August 2001. The settlement consisted of a payment to Nabors of $6 million and the transfer of ownership of one of the barges to the Company.
Pursuant to the settlement, the Company expects to recognize a $1.7 million pre-tax expense in its results of operations in the third quarter of 2001.

     A subsidiary of the Company, R&B Falcon Drilling Company, was a defendant in a Texas state court in a suit brought by Hahn & Clay, Inc. alleging that R&B Falcon Drilling breached an oral agreement and committed fraud in connection therewith. The matter went to trial in January 2001 and the jury returned a verdict against the Company in the amount of approximately $1.1 million. In addition, punitive damages in the amount of approximately $1.9 million were awarded. The plaintiff further sought attorneys' fees and interest. The Company settled the case in June 2001, the terms of which have been reflected in the Company's results of operations for the second quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

     Long-Term Advances from Related Party - The Company is a party to a $1.8 billion two-year revolving credit agreement (the "Two-Year Revolver") with Transocean, dated April 6, 2001. Amounts outstanding under the Two-Year Revolver bear interest quarterly at a rate of the London Interbank Offered Rate ("LIBOR") plus 0.575 percent to 1.300 percent depending on the Company's non-credit enhanced senior unsecured public debt rating. The Company recognized $16.9 million in interest expense for the three and six months ending June 30, 2001. At June 30, 2001, $1,346.6 million was outstanding under the Two-Year Revolver.

     Allocation of Administrative Costs - A subsidiary of Transocean provides certain administrative support to the Company. Transocean charges the Company a proportional share of its administrative costs based on estimates of the percentage of work the individual Transocean departments perform for the Company. In the opinion of management, the Company is being charged for all costs incurred on its behalf by Transocean under a comprehensive and reasonable cost allocation method. The amount of expense allocated to the Company was $1.2 million for the three months ended June 30, 2001 of which $0.6 million was classified as general and administrative expense and $0.6 million was classified as operating and maintenance expense. No expense was allocated to the Company for the two months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction H(2)(a) of Form 10-Q.

BUSINESS COMBINATION

     On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13.2 million Transocean ordinary shares. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition." The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF
Merger  and  are  designated  as  "Post-Acquisition."

     In January 2001, in connection with the TSF Merger, the Company recorded expense of approximately $58.0 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

     In conjunction with the TSF Merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through June 30, 2001, approximately $9.9 million of these costs were paid. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

OPERATING RESULTS

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net loss applicable to common shareholders for the six months ended June 30, 2001 was $114.7 million compared to a net loss of $101.6 million for the same period in 2000. Operating revenues increased $272.4 million primarily as a result of increased utilization, $61.1 million from three newbuild drilling units that were under construction during the same period in 2000, the reactivation of three rigs in the North Sea and additional shallow and inland water rigs in service since the second quarter of 2000 earning higher dayrates. Operating and maintenance expense increased $119.8 million as a result of a $64.0 million charge recorded as a reserve against contingent notes (see "-Business Combination"), increased utilization, the activation of three newbuild drilling units since the second quarter of 2000 and additional shallow and inland water rigs in service since the second quarter of 2000. Depreciation expense increased $37.1 million primarily related to increased depreciation from property and equipment fair value adjustments (see "-Business Combination") and depreciation expense in 2001 for three newbuild drilling units placed into service in the second half of 2000. Goodwill amortization increased $57.1 million primarily as a result of the TSF Merger. General and administrative expense increased $51.4 million also as a result of the TSF Merger. General and administrative expense for the month ended January 31, 2001 included an investment advisory fee of $19.6 million, termination benefits of $25.1 million to seven employees in accordance with employment contracts and a $9.5 million charge due to the acceleration of vesting of certain stock options and restricted stock grants previously awarded to certain employees (see "-Business Combination"). Income tax benefit for the six months ended June 30, 2001 was $1.4 million compared to $27.9 million for the same period in 2000. The six months ended June 30, 2001 includes a larger amount of expenses not deductible for tax purposes, primarily goodwill amortization and certain merger-related expenses. Preferred stock dividends and accretion decreased by $26.2 million as a result of the redemption of the preferred stock in the fourth quarter of 2000. During the six months ended June 30, 2001, the Company recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt. See Note 4 of the Condensed Consolidated Financial Statements. Depending on market conditions, the Company or its affiliates may seek to repurchase, redeem or otherwise acquire additional debt securities.

FORWARD-LOOKING INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this interim report include, but are not limited to, results and effects of legal proceedings, receipt of loss of hire insurance proceeds and the sale of the land and barge drilling business in Venezuela. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore rigs, competition and market conditions in the contract drilling industry, delays or termination of drilling contracts due to a number of events, cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this interim report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or
                               -----------
uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item has been omitted in accordance with the reduced disclosure format as permitted by General Instruction H(2)(c) of Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge to whom the case was transferred has not yet indicated when he will consider the proposed settlement. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     A subsidiary of the Company is involved in arbitration proceedings with Nabors Drilling USA Inc. ("Nabors") concerning issues arising from two bareboat charters of barge drilling rigs from Nabors. Nabors alleged that the Company failed to return one of the rigs in the agreed upon condition and sought continued bareboat charter fees, unspecified costs for repairs and attorneys' fees. The Company disputed the allegation that charter fees had continued to accrue and disputed the nature and extent of any needed repairs. This case was settled in August 2001. The settlement consisted of a payment to Nabors of $6 million and the transfer of ownership of one of the barges to the Company.
Pursuant to the settlement, the Company expects to recognize a $1.7 million pre-tax expense in its results of operations in the third quarter of 2001.

     A subsidiary of the Company, R&B Falcon Drilling Company, was a defendant in a Texas state court in a suit brought by Hahn & Clay, Inc. alleging that R&B Falcon Drilling breached an oral agreement and committed fraud in connection therewith. The matter went to trial in January 2001 and the jury returned a verdict against the Company in the amount of approximately $1.1 million. In addition, punitive damages in the amount of approximately $1.9 million were awarded. The plaintiff further sought attorneys' fees and interest. The Company settled the case in June 2001, the terms of which have been reflected in the Company's results of operations for the second quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

+4.1 Revolving Credit Agreement, dated as of April 6, 2001, between Transocean Sedco Forex Inc. and R&B Falcon Corporation

__________
*  Incorporated  by  reference  as  indicated.
+  Filed  herewith.

     (b)  Reports  on  Form  8-K

     No Reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 13, 2001.

                                       R&B  FALCON  CORPORATION



                                       By:  /s/  Robert  L.  Long
                                            ---------------------------
                                            Robert  L.  Long
                                            Vice President and Director
                                            (Principal Financial and
                                              Accounting Officer)



                                       By:  /s/  Ricardo  H.  Rosa
                                            ---------------------------
                                            Ricardo  H.  Rosa
                                            Vice  President