Form 10-Q
period 2001-09-30
R&B FALCON CORP
filed 2001-11-13
CIK 1045361

=========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to ____________.

                         Commission file number 1-13729
                         ------------------------------

                             R&B FALCON CORPORATION
             (Exact name of registrant as specified in its charter)
                         ------------------------------

          Delaware                                   76-0544217
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

         4 Greenway Plaza
          Houston, Texas                                77046
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (713) 232-7500
                          ------------------------------

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                     ---     ---
===========================================================================

                             R&B FALCON CORPORATION
                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

     Item 1.  Financial  Statements  (Unaudited)

     Condensed  Consolidated  Statements  of  Operations
          Three  Months  Ended  September  30,  2001  and  2000                1

     Condensed  Consolidated  Statements  of  Operations
          Eight  Months  Ended  September  30,  2001,
          One  Month  Ended  January  31,  2001  and
          Nine  Months  Ended  September  30,  2000                            2

     Condensed  Consolidated  Balance  Sheets
          September  30,  2001  and  December  31,  2000                       3

     Condensed  Consolidated  Statements  of  Cash  Flows
        Eight  Months  Ended  September  30,  2001,
        One  Month  Ended  January  31,  2001  and
        Nine  Months  Ended  September  30,  2000                              4

     Notes to Condensed  Consolidated  Financial  Statements                   5

     Item 2. Management's Narrative Analysis of Results of Operations         12

     Item 3. Quantitative  and  Qualitative Disclosures about Market Risk     13

PART  II  -  OTHER  INFORMATION
-------------------------------

     Item  1. Legal  Proceedings                                              13

     Item  6. Exhibits and Reports on Form 8-K                                14

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

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)
                                  (Unaudited)


                                                            Three Months Ended      Three Months Ended
                                                            September 30, 2001      September 30, 2000
                                                          -----------------------  ---------------------
                                                             Post-Acquisition          Pre-Acquisition
                                                          -----------------------  ---------------------
Operating Revenues                                        $                340.6   $               316.6
--------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                                214.7                   218.7
  Depreciation                                                              56.8                    49.5
  Goodwill amortization                                                     35.2                     0.6
  General and administrative                                                 2.3                     7.7
--------------------------------------------------------------------------------------------------------
                                                                           309.0                   276.5
--------------------------------------------------------------------------------------------------------
Gain (Loss) from Sale of Assets, net                                       (55.2)                   69.9
--------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                    (23.6)                  110.0
--------------------------------------------------------------------------------------------------------
Other Income (Expense), net
  Equity in earnings of joint ventures                                       4.6                     1.8
  Interest income                                                            5.9                     6.8
  Interest expense, net of amounts capitalized                             (33.2)                  (60.7)
  Other, net                                                                (0.6)                   (0.1)
--------------------------------------------------------------------------------------------------------
                                                                           (23.3)                  (52.2)
--------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Minority Interest                    (46.9)                   57.8

Income Tax Expense                                                           1.9                    19.6
Minority Interest                                                            1.4                    10.1
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                          (50.2)                   28.1

Preferred Stock Dividends and Accretion                                        -                    13.6
--------------------------------------------------------------------------------------------------------

Net Income (Loss) Applicable to Common Shareholders       $                (50.2)   $               14.5
========================================================================================================

                             See accompanying notes.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)
                                   (Unaudited)


                                                  Eight Months Ended     One Month Ended     Nine Months Ended
                                                  September 30, 2001     January 31, 2001    September 30, 2000

                                                   Post-Acquisition      Pre-Acquisition      Pre-Acquisition
                                                 --------------------  -------------------  -------------------
Operating Revenues                               $             925.0   $            128.6   $            757.1
---------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                    536.3                156.0                576.4
  Depreciation                                                 164.3                 17.7                137.6
  Goodwill amortization                                         93.2                  0.2                  1.7
  General and administrative                                     6.1                 60.8                 20.9
---------------------------------------------------------------------------------------------------------------
                                                               799.9                234.7                736.6
---------------------------------------------------------------------------------------------------------------
Gain (Loss) from Sale of Assets, net                           (56.7)                   -                 68.2
---------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                         68.4               (106.1)                88.7
---------------------------------------------------------------------------------------------------------------
Other Income (Expense), net
  Equity in earnings of joint ventures                           9.3                  0.4                  5.8
  Interest income                                               12.2                  1.6                 29.1
  Interest expense, net of amounts capitalized                (109.7)               (21.4)              (166.7)
  Other, net                                                    (0.6)                 0.3                  0.9
---------------------------------------------------------------------------------------------------------------
                                                               (88.8)               (19.1)              (130.9)
---------------------------------------------------------------------------------------------------------------
Loss Before Income Taxes, Minority
    Interest and Extraordinary Items                           (20.4)              (125.2)               (42.2)

Income Tax Expense (Benefit)                                    34.5                (34.0)                (8.3)
Minority Interest                                                0.8                  0.7                 13.4
---------------------------------------------------------------------------------------------------------------
Loss Before Extraordinary Items                                (55.7)               (91.9)               (47.3)

Loss on Extraordinary Items, net of tax                        (17.3)                   -                    -
---------------------------------------------------------------------------------------------------------------
Net Loss                                                       (73.0)               (91.9)               (47.3)

Preferred Stock Dividends and Accretion                            -                    -                 39.8
---------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Common Shareholders       $             (73.0)  $            (91.9)  $            (87.1)
==============================================================================================================

                             See accompanying notes.

                    R&B FALCON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)
                                  (Unaudited)

                                                                            September 30,       December 31,
                                                                                2001               2000
                                                                         ------------------  -----------------
                                                                          Post-Acquisition    Pre-Acquisition
                                                                         ------------------  -----------------
                                     ASSETS
Cash and Cash Equivalents                                                $          111.0    $         358.0
Accounts Receivable, net of allowance for doubtful accounts of $13.9
    and $15.2 at September 30, 2001 and December 31, 2000, respectively             306.1              288.6
Accounts Receivable from Related Parties                                             33.2                5.9
Materials and Supplies, net of allowance for obsolescence of $6.4 and
    $8.7 at September 30, 2001 and December 31, 2000, respectively                   60.1               62.6
Other Current Assets                                                                 19.9               41.7
--------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                       530.3              756.8
--------------------------------------------------------------------------------------------------------------

Property and Equipment                                                            2,388.9            4,634.0
Less Accumulated Depreciation                                                       132.6              835.0
--------------------------------------------------------------------------------------------------------------
         Property and Equipment, net                                              2,256.3            3,799.0
--------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                     5,503.4               85.5
Note Receivable from Related Party                                                  425.0                  -
Investments in and Advances to Joint Ventures                                        29.3               30.1
Other Assets                                                                        267.7              123.5
--------------------------------------------------------------------------------------------------------------
        Total Assets                                                     $        9,012.0    $       4,794.9
==============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                          $          59.5    $         157.8
Accrued Income Taxes                                                                 74.6               17.7
Debt Due Within One Year                                                             37.9               41.4
Accounts Payable to Related Parties                                                  73.0                5.5
Other Current Liabilities                                                           145.0               96.9
--------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                  390.0              319.3
--------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                    1,731.9            2,891.8
Long-Term Advances from Related Party                                                55.8                  -
Deferred Income Taxes                                                                97.9               56.0
Other Long-Term Liabilities                                                          51.3               70.4
--------------------------------------------------------------------------------------------------------------
         Total Long-Term Liabilities                                              1,936.9            3,018.2
--------------------------------------------------------------------------------------------------------------
Minority Interest                                                                   102.3               81.9
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
   Common Stock, $0.01 par value; 550,000,000 shares authorized,
      1,000,000 and 212,049,592 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                            -                2.1
   Additional Paid-in Capital                                                     6,828.6            1,458.1
   Accumulated Deficit                                                             (245.8)             (80.6)
   Other                                                                                -               (4.1)
--------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                               6,582.8            1,375.5
--------------------------------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity                      $        9,012.0    $       4,794.9
==============================================================================================================

                             See accompanying notes.


                    R&B FALCON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                  (Unaudited)


                                                            Eight Months Ended   One Month Ended      Nine Months Ended
                                                            September 30, 2001   January 31, 2001    September 30, 2000
                                                           -------------------  -------------------  ------------------
                                                             Post-Acquisition     Pre-Acquisition      Pre-Acquisition
                                                           -------------------  -------------------  ------------------
Cash Flows from Operating Activities
  Net loss                                                  $           (73.0)   $           (91.9)   $           (47.3)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation                                                     164.3                 17.7                137.6
       Goodwill amortization                                             93.2                  0.2                  1.7
       Deferred income taxes                                            (37.3)               (35.1)               (26.5)
       Equity in earnings of joint ventures                              (9.3)                (0.4)                (5.8)
       Net (gain) loss from disposal of assets                           58.6                    -                (68.0)
       Amortization of debt fair value adjustments                      (16.7)                   -                    -
       Deferred compensation                                                -                  9.8                  2.6
       Deferred income, net                                               0.7                 (1.0)                   -
       Deferred expenses, net                                           (11.4)                 1.5                 24.6
       Extraordinary loss on debt extinguishment, net of tax             17.3                    -                    -
       Changes in operating assets and liabilities, net of
         effects from the TSF Merger
           Accounts receivable                                            5.9                (22.2)               (37.4)
           Accounts payable and other current liabilities               (91.2)                21.6                (47.8)
           Accounts receivable/payable to related parties, net           40.2                    -                    -
           Income taxes receivable/payable, net                          63.4                  2.9                  0.4
           Other assets/liabilities, net                                  6.4                 61.2                (25.9)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                     211.1                (35.7)               (91.8)
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital expenditures                                                 (200.3)               (16.5)              (412.7)
  Decrease (increase) in cash dedicated to capital
     projects/debt service                                              (16.0)                 2.7                139.8
  Proceeds from disposal of assets, net                                  83.9                  0.2                152.2
  Joint ventures and other investments                                    8.8                    -                (21.3)
  Expenses paid relating to the contribution of the
     inland marine support vessel business                               (0.2)                (1.9)                   -
  Sale of short-term investments                                            -                    -                227.2
  Purchase of minority interest                                             -                (34.7)                   -
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                    (123.8)               (50.2)                85.2
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Net proceeds from long-term advances from related party             1,245.8                    -                    -
  Early repayments of debt instruments                              (1,458.0)                    -                    -
  Other repayments of debt instruments                                 (24.2)                 (8.1)               (11.8)
  Net proceeds from issuance of ordinary shares under
     stock-based compensation plans                                        -                   0.5                  9.1
  Proceeds from issuance of ordinary shares upon
     exercise of warrants                                                  -                     -                  2.3
  Other, net                                                            (4.9)                  0.5                 10.5
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   (241.3)                 (7.1)                10.1
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                  (154.0)                (93.0)                 3.5
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                       265.0                 358.0                255.1
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 $           111.0     $           265.0    $           258.6
========================================================================================================================

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

     The condensed consolidated financial statements include the accounts of R&B Falcon Corporation and its consolidated subsidiaries (the "Company"). Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned 50 percent or more where the Company does not have significant influence or control over the day-to-day operations of the joint venture.


     The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

Note  2 - General

     Basis of Consolidation - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United
States for complete financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Cash and Cash Equivalents - At September 30, 2001, $40.7 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling as ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 between the Company, Arcade and Transocean. Such restrictions preclude the Company from borrowing any cash from Arcade.

     As a result of the project financing in 1999 for the Deepwater Nautilus, the Company is required to maintain in cash certain principal and interest payments. As of September 30, 2001 and December 31, 2000, such restricted cash amounted to $32.9 million and $19.5 million, respectively, and has been classified as Other Assets.

     Supplementary Cash Flow Information - Concurrent with the TSF Merger (as defined in Note 3), the Company removed certain non-strategic assets from the active rig fleet and categorized them as assets held for sale. This was reflected in the condensed consolidated balance sheets as a decrease in Property and Equipment, net of $143.3 million with a corresponding increase in Other Assets.

     In August 2001, the Company and one of its subsidiaries sold nine drilling units to Transocean Offshore International Ventures Limited ("TOIVL"), a wholly owned subsidiary of Transocean. See Note 8. This was reflected in the condensed consolidated balance sheets as a decrease in Property and Equipment of $1,676.2 million, a decrease in Long-Term Advances from Related Party of $1,190.0 million, an increase in Note Receivable from Related Party of $425.0 million and an increase in Accumulated Deficit of $61.2 million.

     Goodwill - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of September 30, 2001 and December 31, 2000 was $93.2 million and $4.2 million, respectively. See "New Accounting Pronouncements."

     Capitalized Interest - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $4.4 million and $9.0 million for the three months ended September 30, 2001 and 2000, respectively, and $13.3 million, $1.4 million and $44.6 million for the eight months ended September 30, 2001, the one month ended January 31, 2001 and the nine months ended September 30, 2000, respectively.

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

     Interim Financial Information - The financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

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

     New Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001. The adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested annually for impairment. The statement also includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is currently evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $128 million of goodwill amortization expense.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company will adopt the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company's consolidated financial position or results of operations.

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

Note  3  -  Business  Combination

     On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13 million Transocean ordinary shares. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition." The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF
Merger  and  are  designated  as  "Post-Acquisition."


     In January 2001, in connection with the TSF Merger, the Company recorded a pre-tax expense of approximately $58 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

     In conjunction with the TSF Merger, the Company established a liability of $15.9 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land and barge drilling business in Venezuela. Transocean has suspended active marketing efforts to divest this business and, as a result, the estimated liability was adjusted by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2001, approximately $11 million in severance related costs have been paid to 170 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

     Unaudited pro forma combined operating results of the Company and Transocean assuming the TSF Merger was completed as of January 1, 2001 and 2000, respectively, are as follows (in millions):


                     Nine Months Ended
                       September 30,

                      2001       2000
                    ---------  --------
Operating revenues  $1,050.9   $ 733.4
Net loss               (87.3)   (193.8)

     The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment, amortization of goodwill arising from the transaction, decreased interest expense from the fair value of debt, elimination of the results of operations of the Company's inland marine support vessel business which was disposed of in connection with the closing of the TSF Merger and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed dates or the results of operations for any future periods.

Note  4  -  Debt

     Redeemed and Repurchased Debt - On March 29, 2001, the Company redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, the Company acquired, pursuant to a tender offer, all of the approximately $400 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and the Company redeemed all of the approximately $200 million principal amount outstanding 12.25% Senior Notes due 2006 at
130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with Transocean's acquisition of the Company, Cliffs Drilling Company, a wholly owned subsidiary of the Company ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million in the second quarter of 2001 relating to the early extinguishment of this debt.

     The Company obtained sufficient funds to pay for all securities purchased pursuant to the offers and redemptions from borrowings under a revolving credit agreement with Transocean. See Note 8.

Note  5  -  Segments

     The Company previously reported its operations in five segments; however, as a result of the TSF Merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore and land drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges. The Gulf of Mexico Shallow and Inland Water segment includes the results of the inland marine support vessel business for the one month ended January 31, 2001 and the three and nine months ended September 30, 2000. See
Note 3. Prior period amounts have been restated to reflect the change in reportable segments. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

     Operating revenues and income (loss) before income taxes and minority interest by segment are as follows (in millions):

                                                                        Three Months Ended    Three Months Ended
                                                                        September  30, 2001   September 30, 2000
                                                                        -------------------   -------------------
                                                                          Post-Acquisition      Pre-Acquisition
                                                                        -------------------   -------------------
Operating Revenues
   International and U.S. Floater Contract Drilling Services                        $225.4               $229.5
   Gulf of Mexico Shallow and Inland Water                                           115.2                 92.8
   Elimination of intersegment revenues                                                  -                 (5.7)
                                                                       --------------------  -------------------
       Total Operating Revenues                                                     $340.6               $316.6
                                                                       --------------------  -------------------

Income (Loss) Before Income Taxes and Minority Interest
   International and U.S. Floater Contract Drilling Services                        $(23.3)              $109.7
   Gulf of Mexico Shallow and Inland Water                                             2.0                  8.0
                                                                       --------------------  -------------------
                                                                                     (21.3)               117.7
Unallocated general and administrative expense                                        (2.3)                (7.7)
Unallocated other income (expense)                                                   (23.3)               (52.2)
                                                                       --------------------  -------------------
       Total Income (Loss) Before Income Taxes and Minority Interest                $(46.9)              $ 57.8
                                                                       ====================  ===================


     Operating revenues and income (loss) before income taxes, minority interest and extraordinary items by segment are as follows (in millions):


                                                                Eight Months Ended    One Month Ended    Nine Months Ended
                                                                September 30, 2001    January 31, 2001   September 30, 2000
                                                               --------------------  ------------------  ------------------
                                                                 Post-Acquisition     Pre-Acquisition     Pre-Acquisition
                                                               --------------------  ------------------  ------------------
Operating Revenues
   International and U.S. Floater Contract Drilling Services   $             595.1   $            95.3   $           550.2
   Gulf of Mexico Shallow and Inland Water                                   336.1                37.0               220.4
   Elimination of intersegment revenues                                       (6.2)               (3.7)              (13.5)
                                                               --------------------  ------------------  ------------------
       Total Operating Revenues                                $             925.0   $           128.6   $           757.1
                                                               --------------------  ------------------  ------------------

Income (Loss) Before Income Taxes, Minority Interest and
 Extraordinary Items
   International and U.S. Floater Contract Drilling Services   $              27.3   $             7.6   $           118.1
   Gulf of Mexico Shallow and Inland Water                                    47.2               (52.9)               (8.5)
                                                               --------------------  ------------------  ------------------
                                                                              74.5               (45.3)              109.6
Unallocated general and administrative expense                                (6.1)              (60.8)              (20.9)
Unallocated other income (expense)                                           (88.8)              (19.1)             (130.9)
                                                               --------------------  ------------------  ------------------
       Total Loss Before Income Taxes, Minority
           Interest and Extraordinary Items                    $             (20.4)  $          (125.2)  $           (42.2)
                                                               ====================  ==================  ==================


Total assets by segment are as follows (in millions):

                                                           September 30,     December 31,
                                                               2001              2000
                                                           -----------      -------------
International and U.S. Floater Contract Drilling Services  $   6,240.5       $  3,126.5
Gulf of Mexico Shallow and Inland Water                        2,749.2          1,164.6
Unallocated Corporate                                             22.3            503.8
                                                           -----------       ------------
  Total Assets                                             $   9,012.0       $  4,794.9
                                                           ===========       ============

Note  6  -  Other

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

     Turnkey Operations - The Company conducted turnkey drilling operations through Cliffs Drilling. Two turnkey wells initiated by Cliffs Drilling during the fourth quarter of 2000 encountered downhole problems and the Company took a pre-tax charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. In the first quarter of 2001, Cliffs Drilling encountered additional downhole problems with these wells and four additional wells, and as a result, the Company recorded a pre-tax charge against earnings of $0.3 million and $4.4 million for the two months ended March 31, 2001 and the one month ended January 31, 2001, respectively. No additional charges were recorded in the second or third quarter of 2001.

     Subsequent to the TSF Merger, management decided that Cliffs Drilling would no longer accept turnkey contracts but would complete turnkey contracts to which it was committed. The Company fulfilled its remaining turnkey commitments in April 2001.

     Assets Held for Sale - Subsequent to the TSF Merger, management announced its intent to sell its land and barge drilling business in Venezuela, consisting at the time of 11 wholly owned and two partially owned land rigs and three lake barges, provided it is able to obtain an acceptable sale price. Transocean has suspended active marketing efforts to divest this business. In addition, management has also identified certain idle marine contract drilling assets and certain other non-strategic operating assets for disposal.

     During the nine months ended September 30, 2001, the Company sold certain non-strategic assets. The Company received net proceeds of approximately $84 million. These sales resulted in a pre-tax gain of $5.8 million for the three and nine months ended September 30, 2001.

     In July 2000, the Company's wholly owned subsidiary, R&B Falcon Subsea Development Inc., and its majority owned subsidiary, Devco, sold their Gulf of Mexico oil and gas properties to Enterprise Oil for approximately $127 million. As a result, the Company recorded a pre-tax gain of approximately $68 million for the three months ended September 30, 2000 from this sale.

Note  7  -  Contingencies

     Litigation - The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge has granted preliminary approval of the proposed settlement, and the parties are in the process of notifying class members. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Falcon 100 and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts with the Brazilian government-controlled oil company, Petrobras, for such rigs and at costs significantly in excess of original estimates. Petrobras cancelled the drilling contract for the Falcon 100 due to late delivery. The Company has analyzed its rights relating to such termination and decided not to pursue any further action against Petrobras. Petrobras also demanded a late delivery penalty of $10.0 million under the Deepwater Expedition contract for delay in commencement of operations and has withheld this amount from contract revenues. The Company does not intend to pursue any further action against Petrobras for the application of the penalty. These actions did not have a material adverse effect on the Company's business or consolidated financial position.

     In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. The EPA has not yet provided substantive information to the Company relating to the extent of the pollution at the site, the remediation costs incurred to date or future estimated remediation costs. The Company does not know at this time how many other potentially responsible parties have been identified by the EPA. The
Company  continues  to  investigate  the  matter.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at September 30, 2001 totaling $56.1 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The outstanding letters of credit guarantee various contract bidding and insurance activities.

     As is customary in the contract drilling business, the Company also has various surety bonds in place that secure customs obligations relating to the importation of the Company's rigs and certain performance and other obligations.

Note  8  -  Related  Party  Transactions

     Long-Term Advances from Related Party - The Company is a party to a $1.8 billion two-year revolving credit agreement (the "Two-Year Revolver") with Transocean, dated April 6, 2001. Amounts outstanding under the Two-Year Revolver bear interest quarterly at a rate of the London Interbank Offered Rate plus
0.575 percent to 1.300 percent depending on the Company's non-credit enhanced senior unsecured public debt rating. The Company recognized $8.2 million and $25.1 million in interest expense for the three and nine months ended September 30, 2001, respectively. At September 30, 2001, $55.8 million was outstanding under the Two-Year Revolver.

     Allocation of Administrative Costs - A subsidiary of Transocean provides certain administrative support to the Company. Transocean charges the Company a proportional share of its administrative costs based on estimates of the percentage of work the individual Transocean departments perform for the Company. In the opinion of management, the Company is being charged for all costs incurred on its behalf by Transocean under a comprehensive and reasonable cost allocation method. The amount of expense allocated to the Company was $1.2 million and $2.4 million for the three and nine months ended September 30, 2001, respectively, of which $0.6 million and $1.2 million was classified as general and administrative expense and $0.6 million and $1.2 million was classified as operating and maintenance expense for the three and nine months ended September 30, 2001, respectively.

     Sale of Drilling Rigs - In August 2001, the Company and one of its Subsidiaries sold, in separate transactions, the Jack Bates, Deepwater Millennium, Deepwater Expedition, Peregrine I, Deepwater Horizon, C. Kirk Rhein, Falcon 100, Deepwater Navigator and Deepwater Discovery to TOIVL. In consideration for the sales of these drilling units, $1.2 billion of debt owed by the Company to Transocean was cancelled. In addition, TOIVL delivered promissory notes due August 17, 2011 bearing interest at 5.72 percent per annum and in the aggregate principal amount of $425.0 million. The sale of the rigs to TOIVL resulted in a pre-tax loss of $61.2 million for the three months ended September 30, 2001. At the time of the sales, each of the drilling units was being utilized in connection with a drilling contract between a subsidiary of the Company and a customer. These contracts were not transferred and the Company and its subsidiaries have secured the use of the drilling units for the purpose of performing these contracts through charters or other arrangements.

Item  2.  Management's  Narrative  Analysis  of  Results  of  Operations

     The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction H(2)(a) of Form 10-Q.

Business  Combination

     On August 19, 2000, the Company entered into an Agreement and Plan of Merger with Transocean, a Cayman Islands company, whereby each share of the Company's common stock would convert into 0.5 ordinary shares of Transocean (the "TSF Merger"). The common shareholders of the Company approved the TSF Merger at a special meeting on December 12, 2000. On January 31, 2001, the TSF Merger was completed and the Company became an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger. In connection with the TSF Merger, Transocean also assumed warrants and options exercisable for R&B Falcon common stock prior to the TSF Merger. Such warrants and options are exercisable for approximately 13 million Transocean ordinary shares. The TSF Merger was accounted for as a purchase with Transocean as the accounting acquiror. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the periods ended on or before January 31, 2001 were prepared using the Company's historical basis of accounting and are designated as "Pre-Acquisition." The accompanying condensed consolidated financial statements for the period subsequent to January 31, 2001 include the effects of the TSF
Merger  and  are  designated  as  "Post-Acquisition."

     In January 2001, in connection with the TSF Merger, the Company recorded a pre-tax expense of approximately $58 million including: 1) payment of an investment advisory fee of $19.6 million to Morgan Stanley; 2) payment of termination benefits of $25.1 million to seven employees in accordance with employment contracts; and 3) recording of a $9.5 million charge due to the acceleration of vesting of certain stock options and restricted stock grants previously awarded to certain employees. In addition, the Company contributed its inland marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges, to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the Company received secured contingent notes totaling $144.0 million and a 25 percent ownership interest in Delta Towing. The Company recorded a pre-tax charge of $64.0 million, which is included in operating and maintenance expense, as a reserve against the contingent notes in January 2001. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

     In conjunction with the TSF Merger, the Company established a liability of $15.9 million for the estimated severance related costs associated with the involuntary termination of 569 of the Company's employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land and barge drilling business in Venezuela. Transocean has suspended active marketing efforts to divest this business and, as a result, the estimated liability was adjusted by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2001, approximately $11 million in severance related costs have been paid to 170 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

Operating  Results

     Nine months ended September 30, 2001 compared to Nine months ended September 30, 2000

     Net loss applicable to common shareholders for the nine months ended September 30, 2001 was $164.9 million compared to a net loss of $87.1 million for the same period in 2000. Operating revenues increased $296.5 million primarily as a result of increased utilization, $93.6 million from four newbuild drilling units placed into service since the second quarter of 2000, recognition of $10.7 million related to a loss of hire claim for an incident that occurred in November 2000, the reactivation of three rigs in the North Sea and the Gulf of Mexico Shallow and Inland Water business segment earning higher dayrates in 2001. Operating and maintenance expense increased $115.9 million as a result of a $64.0 million charge recorded as a reserve against contingent notes (see "-Business Combination"), increased utilization and the activation of four newbuild drilling units since the second quarter of 2000. Depreciation expense increased $44.4 million primarily due to increased depreciation from property and equipment fair value adjustments (see "-Business Combination") and depreciation expense in 2001 for four newbuild drilling units placed into service since the second quarter of 2000. Goodwill amortization increased $91.7 million primarily as a result of the TSF Merger. General and administrative expense for the one month ended January 31, 2001 included approximately $58 million of expenses related to the TSF Merger (see "-Business Combination"). General and administrative expense for the eight months ended September 30, 2001 were lower than the corresponding period in 2000 primarily as a result of the TSF Merger. Gain (loss) from sale of assets for the nine months ended September 30, 2001 decreased $124.9 million. For the nine months ended September 30, 2001, the Company recorded a loss from the sale of assets to a related party of $61.2 million. For the nine months ended September 30, 2000, the Company recorded a gain of approximately $68 million from the sale of its Gulf of Mexico oil and gas properties. See Note 8 of the Condensed Consolidated Financial Statements. Preferred stock dividends and accretion decreased by $39.8 million as a result of the redemption of the preferred stock in the fourth quarter of 2000. During the nine months ended September 30, 2001, the Company recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of certain debt. See Note 4 of the Condensed Consolidated Financial Statements. Depending on market conditions, the Company or its affiliates may seek to repurchase, redeem or otherwise acquire additional debt securities.

Forward-Looking  Information

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this interim report include, but are not limited to, results and effects of legal proceedings, receipt of loss of hire insurance proceeds and the sale of the land and barge drilling business in Venezuela. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore rigs, competition and market conditions in the contract drilling industry, delays or termination of drilling contracts due to a number of events, cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this interim report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk

     The information called for by this item has been omitted in accordance with the reduced disclosure format as permitted by General Instruction H(2)(c) of Form 10-Q.

                          PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of the Company. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge has granted preliminary approval of the proposed settlement, and the parties are in the process of notifying class members. The terms of the settlement have been reflected in the Company's results of operations for the two months ended March 31, 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Falcon 100 and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts with the Brazilian government-controlled oil company, Petrobras, for such rigs and at costs significantly in excess of original estimates. Petrobras cancelled the drilling contract for the Falcon 100 due to late delivery. The Company has analyzed its rights relating to such termination and decided not to pursue any further action against Petrobras. Petrobras also demanded a late delivery penalty of $10.0 million under the Deepwater Expedition contract for delay in commencement of operations and has withheld this amount from contract revenues. The Company does not intend to pursue any further action against Petrobras for the application of the penalty. These actions did not have a material adverse effect on the Company's business or consolidated financial position.

       In  October  2001,  the Company  was notified by  the U.S.  Environmental
Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. The EPA has not yet provided substantive information to the Company relating to the extent of the pollution at the site, the remediation costs incurred to date or future estimated remediation costs. The Company does not know at this time how many other potentially responsible parties have been identified by the EPA. The
Company  continues  to  investigate  the  matter.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

     The  following  exhibits  are  filed  in  connection  with  this  Report:

Number                                Description
                                      -----------
  *2.1  Agreement  and  Plan  of  Merger,  dated as of August 19, 2000, among Transocean
        Sedco  Forex  Inc.,  Transocean Holdings Inc., TSF Delaware Inc., and R&B Falcon
        Corporation.  (Filed  as  Exhibit 2.1 to R&B Falcon's Current Report on Form 8-K
        filed  on  August  22,  2000  and  incorporated  herein  by  reference.)

  *2.2  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the Jack Bates (incorporated by reference to R&B Falcon's Current Report on Form
        8-K  filed  on  August  31,  2001)

  *2.3  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Deepwater  Millennium  (incorporated  by  reference to R&B Falcon's Current
        Report  on  Form  8-K  filed  on  August  31,  2001)

  *2.4  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Deepwater  Expedition  (incorporated  by  reference to R&B Falcon's Current
        Report  on  Form  8-K  filed  on  August  31,  2001)

  *2.5  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Peregrine  I  (incorporated  by reference to R&B Falcon's Current Report on
         Form  8-K  filed  on  August  31,  2001)

  *2.6  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Deepwater Horizon (incorporated by reference to R&B Falcon's Current Report on  Form  8-K  filed  on  August  31,  2001)

  *2.7  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  C.  Kirk Rhein (incorporated by reference to R&B Falcon's Current Report on
        Form  8-K  filed  on  August 31,  2001)

  *2.8  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the Falcon 100 (incorporated by reference to R&B Falcon's Current Report on Form
        8-K  filed  on  August  31,  2001)

  *2.9  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Deepwater  Navigator  (incorporated  by  reference  to R&B Falcon's Current
        Report  on  Form  8-K  filed  on  August  31,  2001)

 *2.10  Drilling  Rig  Sales  Agreement  dated  as of August 17, 2001 between R&B Falcon
        Drilling  Co. and Transocean Offshore International Ventures Limited relating to the  Deepwater  Discovery  (incorporated  by  reference  to R&B Falcon's Current
        Report  on  Form  8-K  filed  on  August  31,  2001)

_____
*  Incorporated  by  reference  as  indicated.

     (b)  Reports  on  Form  8-K

     The Company filed a  Current Report on  Form 8-K on  August 31, 2001 to report the disposition of certain drilling units and related pro forma  information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 13, 2001.

                                    R&B  FALCON  CORPORATION


                                    By:   /s/  Robert  L.  Long
                                    ---------------------------
                                    Robert L. Long
                                    Vice President and Director
                                    (Principal Financial and Accounting Officer)



                                    By:   /s/  Ricardo  H.  Rosa
                                    ----------------------------
                                    Ricardo H. Rosa
                                    Vice President